Form 10-Q
period 2020-06-30
Novus Capital Corp
filed 2020-08-11
CIK 1807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of August 11, 2020, 12,650,000 shares of common stock, par value $0.0001 per share were issued and outstanding.

NOVUS CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

NOVUS CAPITAL CORPORATION

CONDENSED BALANCE SHEET

JUNE 30, 2020

(UNAUDITED)

ASSETS
Current Assets
Cash	$599,079
Prepaid expense and other current assets	164,218
Total Current Assets	763,297

Marketable securities held in Trust Account	100,011,032
Deferred tax asset	401
TOTAL ASSETS	$100,774,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$32,932
Total Current Liabilities	32,932

Commitments

Common stock subject to possible redemption 9,574,179 shares at redemption value	95,741,790

Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.0001 par value, 30,000,000 shares authorized, 3,075,821 shares issued and outstanding (excluding 9,574,179 shares subject to possible redemption)	308
Additional paid in capital	5.076,191
Accumulated deficit	(76,491)
Total Stockholders’ Equity	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,774,730

The accompanying notes are an integral part of these condensed financial statements.

NOVUS CAPITAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	For the Period from March 5, 2020 (Inception) Through June 30,
	2020	2020
Formation and operating costs	$87,719	$87,924
Loss from operations	(87,719)	(87,924)

Other income:
Interest earned on marketable securities held in Trust Account	12,941	12,941
Unrealized loss on marketable securities held in Trust Account	(1,909)	(1,909)
Other income, net	11,032	11,032

Loss before benefit for income taxes	(76,687)	(76,892)
Benefit for income taxes	401	401
Net Loss	$(76,286)	$(76,491)

Weighted average shares outstanding, basic and diluted (1)	2,843,018	2,800,125

Basic and diluted net loss per common share	$(0.03)	$(0.03)

(1)	Excludes an aggregate of 9,574,179 shares subject to possible redemption.

The accompanying notes are an integral part of these condensed financial statements.

NOVUS CAPITAL CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2020 AND

FOR THE PERIOD FROM MARCH 5, 2020 (INCEPTION) TO JUNE 30, 2020

(UNAUDITED)

					Total
	Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – March 5, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to initial stockholders	2,875,000	287	24,713	—	25,000

Issuance of Representative Shares	150,000	15	—	—	15

Net Loss	—	—	—	(205)	(205)

Balance – March 31, 2020	3,025,000	302	24,713	(205)	24,810

Forfeiture of Founder Shares	(375,000)	(37)	37	—	—

Sales of 10,000,000 Units, net of underwriter discounts and fees	10,000,000	1,000	97,542,274	—	97,543,274

Sale of 3,250,000 Private Warrants	—	—	3,250,000	—	3,250,000

Common stock subject to redemption	(9,574179)	(957)	(95,740,833)	—	(95,741,790)

Net loss	—	—	—	(76,286)	(76,286)

Balance – June 30, 2020	3,075,821	$308	$5,076,191	$(76,491)	$5,000,008

The accompanying notes are an integral part of these condensed financial statements.

NOVUS CAPITAL CORPORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 5, 2020 (INCEPTION TO JUNE 30, 2020

(UNAUDITED)

Cash Flow from Operating Activities:
Net loss	$(76,491)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on marketable securities held in Trust Account	(12,941)
Unrealized loss on marketable securities held in Trust Account	1,909
Deferred tax benefit	(401)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(164,218)
Accrued expenses	32,932
Net cash used in operating activities	(219,210)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(100,000,000)
Net cash used in investing activities	(100,000,000)

Cash Flow from Financing Activities:
Proceeds from initial stockholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	98,000,000
Proceeds from sale of Private Warrants	3,250,000
Proceeds from issuance of Representative Shares	15
Proceeds from promissory note – related party	97,525
Repayment of promissory note – related party	(97,525)
Payment of deferred offering costs	(456,726)
Net cash provided by financing activities	100,818,289

Net change in cash	599,079
Cash – Beginning, March 5, 2020 (inception)	—
Cash - Ending	$599,079

Non-Cash Investing and Financing Activities:
Initial classification of common stock subject to possible redemption	$95,817,950
Change in value of common stock subject to possible redemption	$(76,160)

The accompanying notes are an integral part of these condensed financial statements.

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Our activities since May 19, 2020, have consisted of the search and evaluation of potential targets in contemplation of a business combination. All activity for the period from March 5, 2020 (inception) through May 18, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on May 19, 2020, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) located in the United States, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs amounted to $2,456,726 consisting of $2,000,000 of underwriting fees and $456,726 of other offering costs. In addition, as of June 30, 2020, cash of $599,079 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s initial stockholders and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 5), Representative Shares (as defined in Note 7) and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

In order to protect the amounts held in the Trust Account, the Company’s Chief Financial Officer has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 15, 2020, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2020 and May 22, 2020. The interim results for the three months ended June 30, 2020 and for the period from March 5, 2020 (inception) through June 30, 2020 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020.

Marketable Securities Held in Trust Account

At June 30, 2020, substantially all of the assets held in the Trust Account were held U.S. Treasury Bills.

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s condensed balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 13,250,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

Note 5 — Related Party Transactions

Founder Shares

In March 2020, the initial stockholders purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the initial stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders did not purchase any Public Shares in the Initial Public Offering and excluding the Representative Shares). As a result of the underwriters’ election to not exercise their over-allotment option on May 19, 2020, the 375,000 Founder Shares were forfeited.

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

Promissory Note — Related Party

In March 2020, the Company issued an unsecured promissory note to Robert J. Laikin, the Company’s Chairman (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 1, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. The outstanding amount of $97,525 was repaid on May 19, 2020.

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Initial Public Offering, or an aggregate of $3,500,000 (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at the Company’s sole discretion to other third parties who are investment banks or financial advisory firms not participating in the Initial Public Offering that assist the Company in identifying and consummating a Business Combination. EarlyBirdCapital will also receive a cash fee equal to 1% of the consideration issued to the target business, if a Business Combination is consummated with a target business introduced by EarlyBirdCapital.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2020, there were 3,075,821 shares of common stock issued and outstanding, excluding 9,574,179 shares of common stock subject to possible redemption.

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

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

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

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

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

Note 8 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Marketable securities held in Trust Account	1	$100,011,032

Note 9— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on March 5, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (a “Business Combination”). Although we may pursue an initial Business Combination in any industry or geographic location, we currently intend to focus on opportunities to capitalize on the ability of our management team to identify, acquire and drive the operations of the business in the smart technology innovations market. Specifically, we intend to target smart technology innovation companies that are at the forefront of high technology and are enabling the future evolution of 5G communication, virtual reality, artificial intelligence, cloud computing, machine learning and hardware and software distribution and value-added customized logistics services. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

Our activities since May 19, 2020, have consisted of the search and evaluation of potential targets in contemplation of a business combination. Our activities from March 5, 2020 (inception) through May 18, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $76,286, which consisted of operating costs of $87,719 and an unrealized loss on marketable securities held in our Trust Account of $1,909, offset by interest income on marketable securities held in the Trust Account of $12,941 and a benefit for income taxes of $401.

For the period from March 5, 2020 (inception), through June 30, 2020, we had a net loss of $76,491, which consisted of operating costs of $87,924 and an unrealized loss on marketable securities held in our Trust Account of $1,909, offset by interest income on marketable securities held in the Trust Account of $12,941 and a benefit for income taxes of $401.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the initial stockholders and loans from the initial stockholders.

On May 19, 2020, we consummated an initial public offering of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,250,000 Private Warrants to our initial stockholders and EarlyBirdCapital, generating gross proceeds of $3,250,000.

Following the Initial Public Offering and the sale of the Private Warrants, a total of $100,000,000 was placed in the Trust Account. We incurred $2,456,726 in Initial Public Offering related costs, including $2,000,000 of underwriting fees and $456,726 of other costs.

For the period from March 5, 2020 (inception), through June 30, 2020, cash used in operating activities was $219,210. Net loss of $76,491 was affected by interest earned on marketable securities held in the Trust Account of $12,941, an unrealized loss on marketable securities held in our Trust Account of $1,909 and a deferred tax benefit of $401. Changes in operating assets and liabilities used $131,286 of cash for operating activities.

As of June 30, 2020, we had investments of $100,011,032 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had cash of $599,079 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel (to the extent necessary and practicable) to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the promissory note to a related party.

We have engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist us in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a Business Combination, assist us in obtaining shareholder approval for the Business Combination and assist us with its press releases and public filings in connection with the Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or an aggregate of $3,500,000 (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other third parties who are investment banks or financial advisory firms not participating in the Initial Public Offering that assist us in identifying and consummating a Business Combination. EarlyBirdCapital will also receive a cash fee equal to 1% of the consideration issued to the target business, if a Business Combination is consummated with a target business introduced by EarlyBirdCapital.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Simultaneous with the consummation of the Initial Public Offering, our initial stockholders and EarlyBirdCapital consummated the private placement of an aggregate of 3,250,000 warrants at a price of $1.00 per Private Warrant. Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

For a description of the use of proceeds generated in our Initial Public Offering, see Part I, Item 2 of the Form 10-Q

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

PART III – SIGNATURES

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novus Capital Corporation

Date: August 11, 2020	By:	/s/ Larry Paulson
	Name:	Larry Paulson
	Title:	Chief Executive Officer

Date: August 11, 2020	By:	/s/ Vincent Donargo
	Name:	Vincent Donargo
	Title:	Chief Financial Officer

