Form 10-Q
period 2020-09-30
Novus Capital Corp
filed 2020-11-09
CIK 1807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 9, 2020, 12,650,000 shares of common stock, par value $0.0001 per share were issued and outstanding.

 NOVUS CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

NOVUS CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2020

(UNAUDITED)

ASSETS
Current Assets
Cash	$519,800
Prepaid expenses	115,902
Total Current Assets	635,702

Marketable securities held in Trust Account	100,038,271
TOTAL ASSETS	$100,673,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$60,687
Total Current Liabilities	60,687

Deferred tax liability	198
Total Liabilities	60,885

Commitments

Common stock subject to possible redemption 9,560,798 shares at redemption value	95,613,084

Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.0001 par value, 30,000,000 shares authorized, 3,089,202 shares issued and outstanding (excluding 9,560,798 shares subject to possible redemption)	309
Additional paid in capital	5,204,896
Accumulated deficit	(205,201)
Total Stockholders’ Equity	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,673,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVUS CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	For the Period from March 5, 2020 (Inception) Through September 30,
	2020	2020
Formation and operating costs	$155,350	$243,274
Loss from operations	(155,350)	(243,274)

Other income:
Interest earned on marketable securities held in Trust Account	24,384	37,325
Unrealized gain on marketable securities held in Trust Account	2,855	946
Other income, net	27,239	38,271

Loss before benefit for income taxes	(128,111)	(205,003)
Provision for income taxes	(599)	(198)
Net Loss	$(128,710)	$(205,201)

Weighted average shares outstanding, basic and diluted (1)	3,075,821	2,921,484

Basic and diluted net loss per common share (2)	$(0.05)	$(0.07)

(1)	Excludes an aggregate of 9,560,798 shares subject to possible redemption.
(2)	Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $25,471 and $4,914 for the three months ended September 30, 2020 and for the period from March 5, 2020 (inception) through September 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NOVUS CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM MARCH 5, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

(UNAUDITED)

					Total
	Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – March 5, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to initial stockholders	2,875,000	287	24,713	—	25,000

Issuance of Representative Shares	150,000	15	—	—	15

Net loss	—	—	—	(205)	(205)

Balance – March 31, 2020	3,025,000	302	24,713	(205)	24,810

Forfeiture of Founder Shares	(375,000)	(37)	37	—	—

Sales of 10,000,000 Units, net of underwriter discounts and fees	10,000,000	1,000	97,542,274	—	97,543,274

Sale of 3,250,000 Private Warrants	—	—	3,250,000	—	3,250,000

Common stock subject to redemption	(9,574,179)	(957)	(95,740,833)	—	(95,741,790)

Net loss	—	—	—	(76,286)	(76,286)

Balance – June 30, 2020	3,075,821	$308	$5,076,191	$(76,491)	$5,000,008

Change in value of common stock subject to redemption	13,381	1	128,705	—	(128,706)

Net loss	—	—	—	(128,710)	(128,710)

Balance – September 30, 2020	3,089,202	$309	$5,204,896	$(205,201)	$5,000,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NOVUS CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 5, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

(UNAUDITED)

Cash Flow from Operating Activities:
Net loss	$(205,201)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on marketable securities held in Trust Account	(37,325)
Unrealized gain on marketable securities held in Trust Account	(946)
Deferred tax provision	198
Changes in operating assets and liabilities
Prepaid expenses	(115,902)
Accounts payable and accrued expenses	60,687
Net cash used in operating activities	(298,489)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(100,000,000)
Net cash used in investing activities	(100,000,000)

Cash Flow from Financing Activities:
Proceeds from initial stockholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	98,000,000
Proceeds from sale of Private Warrants	3,250,000
Proceeds from issuance of Representative Shares	15
Proceeds from promissory note – related party	97,525
Repayment of promissory note – related party	(97,525)
Payment of deferred offering costs	(456,726)
Net cash provided by financing activities	100,818,289

Net change in cash	519,800
Cash – Beginning, March 5, 2020 (inception)	—
Cash - Ending	$519,800

Non-Cash Investing and Financing Activities:
Initial classification of common stock subject to possible redemption	$95,817,950
Change in value of common stock subject to possible redemption	$(204,866)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

ORGA, Inc., a Delaware corporation, is a wholly owned subsidiary of the Company (“Merger Sub”) (see Note 6).

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

Our activities since May 19, 2020, have consisted of the search and evaluation of potential targets in contemplation of a business combination. All activity for the period from March 5, 2020 (inception) through May 18, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. On September 28, 2020, the Company entered into a proposed business combination with AppHarvest, Inc. (“AppHarvest”) (see Note 6).

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

Transaction costs amounted to $2,456,726 consisting of $2,000,000 of underwriting fees and $456,726 of other offering costs. In addition, as of September 30, 2020, cash of $519,800 was held outside of the Trust Account and is available for working capital purposes.

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

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 15, 2020, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2020 and May 22, 2020. The interim results for the three months ended September 30, 2020 and for the period from March 5, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 13,250,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Reconciliation of Net Loss Per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30, 2020	For the Period from March 5, 2020 (Inception) Through September 30, 2020
Net loss	$(128,710)	$(205,201)
Less: Income attributable to common stock subject to possible redemption	(25,471)	(4,914)
Adjusted net loss	(154,181)	(210,115)

Weighted average common shares outstanding, basic and diluted	3,075,821	2,921,484

Basic and diluted net loss per common share	$(0.05)	$(0.07)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

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

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Initial Public Offering, or an aggregate of $3,500,000 (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at the Company’s sole discretion to other third parties who are investment banks or financial advisory firms not participating in the Initial Public Offering that assist the Company in identifying and consummating a Business Combination. EarlyBirdCapital will also receive a cash fee equal to 1% of the consideration issued to the target business, if a Business Combination is consummated with a target business introduced by EarlyBirdCapital.

Merger Agreement

On September 28, 2020, the Company, Merger Sub, and AppHarvest entered into a business combination agreement and plan of reorganization (the “AppHarvest Business Combination Agreement”), pursuant to which AppHarvest will be merged with and into Merger Sub (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with AppHarvest surviving the Merger as a wholly owned subsidiary of the Company (the “Surviving Corporation”).

Immediately prior to the effective time of the Merger (the “Effective Time”), the Company shall assume certain convertible notes issued by AppHarvest after the date of the AppHarvest Business Combination Agreement and before the Effective Time with an aggregate principal balance up to $30,000,000 (the “Company Interim Period Convertible Notes”) and cause the outstanding principal and unpaid accrued interest due on such Company Interim Period Convertible Notes outstanding immediately prior to the Effective Time to be automatically converted into a number of shares of Novus Common Stock at a purchase price of $9.50 per share, and such converted Company Interim Period Convertible Notes will no longer be outstanding and will cease to exist. All of the Company Interim Period Convertible Notes converted into shares of Novus Common Stock shall no longer be outstanding and shall cease to exist, any liens securing obligations under the Company Interim Period Convertible Notes shall be released and each holder of Company Interim Period Convertible Notes shall thereafter cease to have any rights with respect to such securities.

At the Effective Time, by virtue of the Merger and without any action on the part of the Company, Merger Sub, AppHarvest or the holders of any of AppHarvest’s securities, each share of AppHarvest Common Stock issued and outstanding immediately prior to the Effective Time (including shares of AppHarvest Common Stock resulting from the conversion of AppHarvest Preferred Stock and each AppHarvest restricted share) will be canceled and converted into the right to receive the number of shares of the Company’s common stock (“Novus Common Stock”) equal to the quotient obtained by dividing (a) 50,000,000 by (b) the total number of shares of AppHarvest Common Stock outstanding immediately prior to the Effective Time, expressed on a fully-diluted and as-converted to AppHarvest Common Stock basis, and including, without limitation or duplication, the number of shares of AppHarvest Common Stock issuable upon conversion of the AppHravest Preferred Stock, AppHarvest restricted shares, the number of shares of AppHarvest Common Stock subject to unexpired, issued and outstanding AppHarvest RSUs, AppHarvest Options or any other AppHarvest Share Award and the number of shares of AppHravest Common Stock issuable with respect to any issued and outstanding Company Interim Securities, excluding any shares issuable upon the conversion of up to $30 million in aggregate principal amount of Company Interim Period Convertible Notes (the “Exchange Ratio”); provided, however, that each share of Novus Common Stock issued in exchange for AppHarvest restricted shares shall be subject to the terms and conditions giving rise to a substantial risk of forfeiture that applied to such AppHarvest restricted shares immediately prior to the Effective Time to the extent consistent with the terms of such AppHarvest restricted shares

The Proposed Transactions will be consummated after the required approval by the stockholders of the Company and the satisfaction of certain other conditions as further described in the AppHarvest Business Combination Agreement.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2020, there were 3,089,202 shares of common stock issued and outstanding, excluding 9,560,798 shares of common stock subject to possible redemption.

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

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

NOVUS CAPITAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account	1	$100,038,271

Note 9— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Recent Developments

On September 28, 2020, we entered into the AppHarvest Business Combination Agreement with Merger Sub and AppHarvest, pursuant to which AppHarvest will be merged with and into Merger Sub, with AppHarvest surviving the Merger as our wholly owned subsidiary. See Note 6 to Item 1 above for a description of the AppHarvest Business Combination Agreement and the transactions contemplated thereby.

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

For the three months ended September 30, 2020, we had a net loss of $128,710, which consisted of operating costs of $155,350, offset by interest income on marketable securities held in the Trust Account of $24,384, an unrealized gain on marketable securities held in our Trust Account of $2,855 and a provision for income taxes of $599.

For the period from March 5, 2020 (inception), through September 30, 2020, we had a net loss of $205,201, which consisted of operating costs of $243,274, offset by interest income on marketable securities held in the Trust Account of $37,325, an unrealized gain on marketable securities held in our Trust Account of $946 and a provision for income taxes of $198.

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

For the period from March 5, 2020 (inception), through September 30, 2020, cash used in operating activities was $298,489, which consisted of our net loss of $205,201, interest earned on marketable securities held in the Trust Account of $37,325, an unrealized gain on marketable securities held in our Trust Account of $946 and a deferred tax provision of $198. Changes in operating assets and liabilities used $55,215 of cash for operating activities.

As of September 30, 2020, we had investments of $100,038,271 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $519,800 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel (to the extent necessary and practicable) to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the promissory note to a related party.

We have engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist us in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with its press releases and public filings in connection with the Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or an aggregate of $3,500,000 (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other third parties who are investment banks or financial advisory firms not participating in the Initial Public Offering that assist us in identifying and consummating a Business Combination. EarlyBirdCapital will also receive a cash fee equal to 1% of the consideration issued to the target business, if a Business Combination is consummated with a target business introduced by EarlyBirdCapital.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheet.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Novus Capital Corporation

Date: November 9, 2020	By:	/s/ Larry Paulson
	Name:	Larry Paulson
	Title:	Chief Executive Officer

Date: November 9, 2020	By:	/s/ Vincent Donargo
	Name:	Vincent Donargo
	Title:	Chief Financial Officer

