Form 10-K
period 2020-12-31
Novus Capital Corp
filed 2021-01-29
CIK 1807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38645

Novus Capital Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	84- 5042965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8556 Oakmont Lane Indianapolis, IN	46260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 590-6959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one redeemable warrant	NOVSU	The Nasdaq Stock Market LLC
Common stock par value $0.0001 per share	NOVS	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	NOVSW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of  “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Small reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. YES ☐ NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The Registrant’s units began trading on the Nasdaq Capital Market on May 15, 2020 and the Registrant’s shares of common stock began separate trading on the Nasdaq Capital Market on June 12, 2020. The aggregate market value of the Registrant’s shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2020, was $8,612,336.

As of January 25, 2021, 12,650,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

• our ability to select an appropriate target business or businesses;

• our ability to complete our initial business combination;

• our expectations around the performance of the prospective target business or businesses;

• our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

• our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

• our potential ability to obtain additional financing to complete our initial business combination;

• our pool of prospective target businesses;

• the ability of our officers and directors to generate a number of potential acquisition opportunities;

• our public securities’ potential liquidity and trading;

• the lack of a market for our securities;

• the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

• the trust account not being subject to claims of third parties; or

• our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this annual report to “we,” “us,” “company” or “our company” are to Novus Capital Corporation, a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering (“IPO”).

Item 1. Business.

Introduction

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have reviewed a number of opportunities to enter into a business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Our executive offices are located at 8556 Oakmont Lane, Indianapolis, IN 46260 and our telephone number is (317) 590-6959. Our corporate website address is novuscapitalcorporation.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

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

In March 2020, we issued an aggregate of 2,875,000 shares of our common stock, (the “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.01 per share, to our initial stockholders. In connection with the IPO, our initial stockholders forfeited 375,000 shares because the underwriters’ over-allotment option was not exercised. In March 2020, we also issued to designees of EarlyBirdCapital, Inc. (“EarlyBirdCapital”), the representative of the underwriters of the IPO, an aggregate of 150,000 shares of common stock (the “representative shares”) at a price of $0.0001 per share.

The registration statement for the Company’s IPO was declared effective on May 14, 2020. On May 19, 2020, the Company consummated the IPO of 10,000,000 units (the “units” and, with respect to the shares of common stock included in the units sold, the “public shares”) at $10.00 per unit, generating gross proceeds of $100,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 3,250,000 warrants (the “private warrants”) at a price of $1.00 per private warrant in a private placement to the Company’s founding stockholders (the “initial stockholders”) and EarlyBirdCapital (together with the initial stockholders, the “founders”), generating gross proceeds of $3,250,000.

Following the closing of the IPO on May 19, 2020, an amount of $100,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the IPO and the sale of the private warrants was placed in a trust account (the “trust account”) located in the United States, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination or (ii) the distribution of the trust account.

Transaction costs amounted to $2,456,726 consisting of $2,000,000 of underwriting fees and $456,726 of other offering costs.

Our activities since May 19, 2020, have consisted of the search and evaluation of potential targets in contemplation of a business combination. All activity for the period from March 5, 2020 (inception) through May 18, 2020 relates to the Company’s formation and the IPO, which is described below. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

Proposed Business Combination

On September 28, 2020, Novus, Orga, Inc., a wholly owned subsidiary of Novus, (“Merger Sub”) and AppHarvest, Inc. (“AppHarvest”) entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which Novus and AppHarvest will consummate the business combination. The Business Combination Agreement contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the merger (the “Merger”) and the other transactions contemplated thereby.

The Merger is to become effective by the filing of a certificate of merger with the Secretary of State of the State of Delaware, in accordance with the relevant provisions of the DGCL and mutually agreed by the parties, and will be effective immediately upon such filing or upon such later time as may be agreed by the parties and specified in such certificate of merger (such time, “Effective Time”). The parties will hold the closing of the Merger (the “Closing”) immediately prior to such filing of a certificate of merger, on the “Closing Date.”

The Effective Time shall occur as promptly as practicable but in no event later than three business day after the satisfaction or, if permissible, waiver of the conditions to the completion of the business combination set forth in the Business Combination Agreement (other than those conditions that by their nature are to be satisfied at Closing, provided that the occurrence of the Closing shall remain subject to the satisfaction or, if permissible, waiver at the Closing).

Immediately prior to the Effective Time, AppHarvest shall cause each share of AppHarvest preferred stock that is issued and outstanding immediately prior to the Effective Time to be automatically converted into a number of shares of AppHarvest common stock at the then effective conversion rate as calculated pursuant to AppHarvest’s amended and restated certificate of incorporation. All of the shares of AppHarvest preferred stock converted into shares of AppHarvest common stock shall no longer be outstanding and shall cease to exist, and each holder of AppHarvest preferred stock shall thereafter cease to have any rights with respect to such securities.

Immediately prior to the Effective Time, Novus shall assume the AppHarvest interim period convertible notes with an aggregate principal balance of $30.0 million (the “AppHarvest Interim Period Convertible Notes”) and cause the outstanding principal and unpaid accrued interest due on such AppHarvest Interim Period Convertible Notes outstanding immediately prior to the Effective Time to be automatically converted into a number of shares of our common stock at a purchase price of $9.50 per share, and such converted AppHarvest Interim Period Convertible Notes will no longer be outstanding and will cease to exist. All of the AppHarvest Interim Period Convertible Notes converted into shares of our common stock shall no longer be outstanding and shall cease to exist, any liens securing obligations under the AppHarvest Interim Period Convertible Notes shall be released and each holder of AppHarvest Interim Period Convertible Notes shall thereafter cease to have any rights with respect to such securities.

At the Effective Time, by virtue of the Merger and without any action on the part of Novus, Merger Sub, AppHarvest or the holders of any of AppHarvest’s securities:

• Each share of AppHarvest common stock issued and outstanding immediately prior to the Effective Time (including shares of AppHarvest common stock resulting from the conversion of AppHarvest preferred stock and shares of AppHarvest common stock subject to forfeiture restrictions or other restrictions issued pursuant to the AppHarvest, Inc. 2018 Equity Incentive Plan (“2018 Plan”) or otherwise (each an “AppHarvest Restricted Share”) will be cancelled and automatically converted into the right to receive the number of shares of our common stock equal to the exchange ratio provided for in the Business Combination Agreement (the “Exchange Ratio”); provided, however, that each share of our common stock issued in exchange for AppHarvest Restricted Shares shall be subject to the terms and conditions giving rise to a substantial risk of forfeiture that applied to such AppHarvest Restricted Shares immediately prior to the Effective Time to the extent consistent with the terms of such AppHarvest Restricted Shares;

• All shares of AppHarvest common stock and AppHarvest preferred stock held in the treasury of AppHarvest shall be canceled without any conversion thereof and no payment or distribution shall be made with respect thereto;

• Each share of Merger Sub common stock issued and outstanding immediately prior to the Effective Time shall be converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock, par value $0.001 per share, of the surviving corporation;

• Each AppHarvest option that is outstanding immediately prior to the Effective Time, whether vested or unvested, shall be converted into an option to purchase a number of shares of our common stock (such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (x) the number of shares of AppHarvest common stock subject to such AppHarvest option immediately prior to the Effective Time and (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such AppHarvest option immediately prior to the Effective Time divided by (B) the Exchange Ratio;

• Each award of outstanding restricted stock units to acquire shares of AppHarvest common stock immediately prior to the Closing issued pursuant to an award granted under the 2018 Plan or otherwise (each an “AppHarvest RSU”) that is outstanding immediately prior to the Effective Time shall be assumed by Novus and converted into an award of restricted stock units to acquire shares of our common stock (each, a “Converted RSU Award”). Each Converted RSU Award will represent the right to acquire that number of shares of our common stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of AppHarvest common stock subject to the AppHarvest RSU award immediately before the Effective Time and (2) the Exchange Ratio; provided, that, except as specifically provided above, following the Effective Time, each Converted RSU Award shall continue to be governed by the same terms and conditions (including vesting terms) as were applicable to the corresponding former AppHarvest RSU award immediately prior to the Effective Time.

• No certificates or scrip or shares representing fractional shares of our common stock shall be issued upon the exchange of AppHarvest common stock and such fractional share interests will not entitle the owner thereof to vote or to have any rights of a stockholder of Novus or a holder of shares of our common stock. In lieu of any fractional share of our common stock to which each holder of AppHarvest common stock would otherwise be entitled, the fractional share shall be rounded up or down to the nearest whole share of our common stock, with a fraction of 0.5 rounded up. No cash settlements shall be made with respect to fractional shares eliminated by rounding.

On September 28, 2020, we executed Subscription Agreements with subscribers for the sale of an aggregate of 37,500,000 shares of our common stock at a purchase price of $10.00 per share for aggregate gross proceeds of $375.0 million, in a private placement (the “PIPE”). The closing of the PIPE will occur contemporaneously with the consummation of our proposed business combination. We will receive net proceeds of $354.3 million from the PIPE.

Fair Market Value of Target Business

The Nasdaq rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on the interest earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on the Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or a newly formed subsidiary or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Conversion Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our initial stockholders and our officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly. Additionally, the holders of the representative shares will not have conversion rights with respect to the representative shares.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of the IPO, or until November 19, 2021, to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by November 19, 2021 unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial stockholders, officers, directors or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following our 18th month, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to seek to have all third parties and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Vincent Donargo, our Chief Financial Officer, has agreed that he will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that he will be able to satisfy his indemnification obligations if he is required to do so. We have not asked Mr. Donargo to reserve for such indemnification obligations, nor have we independently verified whether Mr. Donargo has sufficient funds to satisfy its indemnity obligations. Therefore, we cannot assure you that Mr. Donargo will be able to satisfy his indemnification obligations if he is required to do so. Additionally, the agreement Mr. Donargo entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after our 18th month and anticipate it will take no more than ten business days to effectuate such distribution. The holders of the founder shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, including the private warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, Mr. Laikin has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption price would be approximately $10.00 as of December 31, 2020. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after 18 months from the closing of the IPO, or November 19, 2021, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 18 months from the closing of the IPO, or November 19, 2021, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by any officer, director or director nominee, or any other person. Our initial stockholders, officers and directors have agreed to waive any conversion rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

•	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

•	if our initial business combination is not consummated within 18 months from the IPO, or November 19, 2021, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

•	upon the consummation of the IPO, $100.0 million was placed into the trust account;

•	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

•	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in the IPO on an initial business combination.

Certain Potential Conflicts of Interest Relating to Our Officers and Directors

Our officers and directors are, and may in the future become, affiliated with other companies. In order to minimize potential conflicts of interest which may arise from such other corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he might have.

Our officers and directors have agreed to present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account, subject to any fiduciary or contractual obligations they have. As more fully discussed in “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that might be attractive to any entity to which he has fiduciary or contractual obligations, he may be required to present such initial business combination opportunity to such entity prior to presenting such initial business combination opportunity to us. For more information on the relevant fiduciary duties or contractual obligations of our management team, see the section titled “Management — Conflicts of Interest.”

Indemnity

In connection with the Merger, Vincent Donargo, the Chief Financial Officer of Novus, has agreed that he will be liable to Novus if and to the extent any claims by a third party (other than Novus’s independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which Novus has discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under Novus’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Donargo, will not be responsible to the extent of any liability for such third-party claims. Novus has not independently verified whether Mr. Donargo has sufficient funds to satisfy his indemnity obligations and, therefore, Mr. Donargo may not be able to satisfy those obligations. Novus has not asked Mr. Donargo to reserve for such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for Novus’s initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, Novus may not be able to complete its initial business combination, and its stockholders would receive such lesser amount per share in connection with any redemption of their public shares. Except to the extent of Mr. Donargo’s indemnification obligations described above, none of Novus’s officers or directors will indemnify Novus for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Facilities

We currently maintain our principal executive offices at 8556 Oakmont Lane, Indianapolis, IN 46260 which is provided to us by Robert J. Laikin, our Chairman, for no fee. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of an initial business combination.

Periodic Reporting and Financial Information

Our units, common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to United States generally accepted accounting principles (“GAAP”) or international financial reporting standards as promulgated by the international accounting standards board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2020 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the business combination with AppHarvest. In addition, if we succeed in effecting the proposed business combination, we will face additional and different risks and uncertainties related to the business of AppHarvest. Such material risks will be set forth in the Registration Statement on Form S-4, as amended, that we file with the SEC in connection with the meeting to be called to approve the proposed business combination.

We are a newly formed company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results to date. Therefore, our ability to commence operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2020, we had $311,954 in cash and a working capital deficit of $2,606,959. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to continue as a going concern.

If we are unable to consummate a business combination, our public stockholders may be forced to wait until November 19, 2021 before receiving distributions from the trust account.

We have 18 months from our IPO, or until November 19, 2021, in which to complete a business combination. We have no obligation to return funds to stockholders prior to such date unless we consummate a business combination prior thereto and only then in cases where stockholders have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, stockholders’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this annual report. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

Our stockholders are not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our IPO are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of our IPO and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, our stockholders will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a business combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our securities will be immediately tradable, we are entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this annual report would not be applicable and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this annual report although we have no current intention to do so. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire. Regardless of whether or not we deviate from the acquisition criteria or guidelines in connection with any proposed business combination, stockholders will always be given the opportunity to convert their shares or sell them to us in a tender offer in connection with any proposed business combination as described in this annual report.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 30,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. As of December 31, 2020, there are 4,100,000 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares underlying the public and private warrants). The issuance of additional shares of common stock or preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

If the existing cash held out of the trust account is insufficient to allow us to operate for at least the next 18 months, we may be unable to complete a business combination.

As of December 31, 2020, we have $311,954 of cash held outside of the trust account. If we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from initial stockholders, officers or directors or their affiliates to operate or may be forced to liquidate. Our initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, Vincent Donargo, our Chief Financial Officer, has agreed (subject to certain exceptions described elsewhere in this annual report) that he will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we have not asked Mr. Donargo to reserve for such indemnification obligations, nor have we independently verified whether Mr. Donargo has sufficient funds to satisfy its indemnity obligations. Therefore, we cannot assure you that Mr. Donargo will be able to satisfy his indemnification obligations if he is required to do so. As a result, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.00.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 18 months from the closing of our IPO, or until November 19, 2021. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our directors may decide not to enforce Mr. Donargo’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and Mr. Donargo asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Donargo to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

A stockholder will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

The private warrants may be exercised at a time when the public warrants may not be exercised.

Once the private warrants become exercisable, such warrants may immediately be exercised on a cashless basis, at the holder’s option, so long as they are held by the initial purchasers or their permitted transferees. The public warrants, however, will only be exercisable on a cashless basis at the option of the holders if we fail to register the shares issuable upon exercise of the warrants under the Securities Act within 90 days following the closing of our initial business combination. Accordingly, it is possible that the holders of the private warrants could exercise such warrants at a time when the holders of public warrants could not.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding warrants in order to make any change that adversely affects the interests of the registered holders.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

•	we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock,

•	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

•	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the price at which we issue the additional shares of common stock or equity-linked securities. This may make it more difficult for us to consummate an initial business combination with a target business.

Because we are not limited to any particular industry, specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we intend to focus on target businesses in the smart technology innovation markets, including the 5G communications, virtual reality, artificial intelligence, cloud based technology, machine learning and digital logistics, distribution and storage sectors, we may pursue acquisition opportunities in any business industry or sector or geographic location. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (less any taxes payable on interest earned on the trust account) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may seek acquisition opportunities outside the smart technology innovation markets, which may be outside of our management’s areas of expertise.

We may consider a business combination outside the smart technology innovation markets, which may be outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder who chooses to remain a stockholder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by Nasdaq rules, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) or potentially less on our redemption, and our warrants will expire worthless.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any taxes payable on interest earned on the trust account) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Our security holders will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining executive officers and directors. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. The COVID-19 pandemic has resulted in a widespread health crisis and is adversely affecting the economies and financial markets in the U.S. and worldwide, and could adversely affect the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue restrict travel, continue to limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors will not commit their full time to our affairs. We presently expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our initial stockholders waived their right to convert their founder shares or any other shares purchased after the IPO, or to receive distributions from the trust account with respect to their founder shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the founder shares, as well as the private warrants and any warrants purchased by our officers or directors in the aftermarket, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination and in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers and directors or their affiliates have fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Additionally, our officers and directors may in the future become affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. For a more detailed description of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, see the sections titled “Management — Directors and Executive Officers” and “Management — Conflicts of Interest.”

EarlyBirdCapital may have a conflict of interest in rendering services to us in connection with our initial business combination.

We have engaged EarlyBirdCapital to assist us in connection with our initial business combination. We will pay EarlyBirdCapital a cash fee for such services in an aggregate amount equal to up to 3.5% of the total gross proceeds raised in the offering only if we consummate our initial business combination. The private warrants purchased by EarlyBirdCapital or its designees and the representative shares will also be worthless if we do not consummate an initial business combination. These financial interests may result in EarlyBirdCapital having a conflict of interest when providing the services to us in connection with an initial business combination.

Nasdaq may delist our securities from quotation on its exchange which could limit securityholders’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq, a national securities exchange. We cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. Nasdaq will also have discretionary authority to not approve our listing if it determines that the listing of the company to be acquired is against public policy at that time.

If Nasdaq delists our securities from trading on its exchange, or we are not listed in connection with our initial business combination, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our common stock and warrants will be listed on Nasdaq, our units, common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

It is likely we will only be able to complete one business combination with the cash held in our trust account, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our initial stockholders, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described elsewhere in this annual report) regardless of whether such stockholder votes for or against such proposed business combination or does not vote at all. The ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination or does not vote at all, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to comply with specific requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, stockholders who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the cash held in our trust account, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders own approximately 19.8% of our issued and outstanding shares of common stock. Our officers, directors, initial stockholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of shareholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our initial stockholders, as well as all of our officers and directors, have agreed to vote the founder shares as well as any shares of common stock acquired in our IPO or in the aftermarket in favor of such proposed business combination.

It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until the first stockholders’ meeting following a business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until the first stockholders’ meeting following a business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued warrants to purchase 10,000,000 shares of common stock as part of the units sold in the IPO and private warrants to purchase 3,250,000 shares of common stock. We may also issue other warrants to our initial stockholders, officers, directors or their affiliates in payment of working capital loans made to us as described in this annual report. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding the private warrants and any warrants issued to our initial stockholders, officers or directors in payment of working capital loans made to us) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period commencing at any time after the warrants become exercisable and ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us so long as they are held by the initial purchasers or their permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this annual report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any private warrants) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register the resale of the founder shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of representative shares, the private warrants and any warrants our initial stockholders, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, are entitled to demand that we register the resale of the representative shares, private warrants and any other warrants we issue to them (and the underlying securities) commencing at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The requirement that we complete an initial business combination within 18 months from the closing of our IPO, or by November 19, 2021, may give potential target businesses leverage over us in negotiating a business combination.

We have 18 months from the closing of our IPO, or until November 19, 2021, to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our initial stockholders, officers, directors or their affiliates. In all other instances, we will have no obligation to obtain an opinion. Accordingly, stockholders will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we consummate a business combination with a target business in a foreign country, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for stockholders in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or assets and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A business combination that does not qualify for tax-free treatment could result in the imposition of substantial taxes.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder and may therefore bring a claim in another appropriate forum. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision is applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our principal executive offices at 8556 Oakmont Lane, Indianapolis, IN 46260 which is provided to us by Robert J. Laikin, our Chairman, for no fee. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, common stock and warrants are traded on Nasdaq under the symbols “NOVSU”, “NOVS” and “NOVSW”, respectively.

Holders

Although there are a larger number of beneficial owners, at December 31, 2020, there was 1 holder of record of our units, 42 holders of record of our separately traded common stock and 25 holders of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In March 2020, we issued an aggregate of 2,875,000 common stock shares to our initial stockholders for an aggregate purchase price of  $25,000, or approximately $0.01 per share, in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Of these shares, 375,000 shares were forfeited and returned to us for no consideration.

In March 2020, we issued an aggregate of 150,000 shares to designees of EarlyBirdCapital, Inc. pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as the shares were issued to accredited investors. The shares issued were issued with a value of $0.0001 per share.

Simultaneous with the consummation of the IPO, our initial stockholders and EarlyBirdCapital consummated the private placement of an aggregate of 3,250,000 warrants at a price of $1.00 per private warrant. Each private warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private warrants are identical to the warrants underlying the units sold in the IPO, except that the private warrants are not transferable, assignable or salable until after the completion of a business combination, subject to certain limited exceptions.

Of the gross proceeds received from the IPO and the private warrants, $100,000,000 was placed in the trust account.

We paid a total of $2,000,000 in underwriting discounts and commissions and $456,726 for other costs and expenses related to the IPO.

Item 6. Selected Financial Data.

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Novus Capital Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10KQ including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “shall,” “should,” “would and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors relating to the Merger, please refer to the Risk Factors section of the Registration Statement on Form S-4, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on March 5, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (a “Business Combination”). Although we may pursue an initial business combination in any industry or geographic location, we currently intend to focus on opportunities to capitalize on the ability of our management team to identify, acquire and drive the operations of the business in the smart technology innovations market. Specifically, we intend to target smart technology innovation companies that are at the forefront of high technology and are enabling the future evolution of 5G communication, virtual reality, artificial intelligence, cloud computing, machine learning and hardware and software distribution and value-added customized logistics services. We intend to effectuate our business combination using cash from the proceeds of the IPO and the sale of the private warrants, our capital stock, debt or a combination of cash, stock and debt.

Proposed Business Combination

Business Combination Agreement

On September 28, 2020, we entered into the Business Combination Agreement with Merger Sub and AppHarvest, pursuant to which we will affect the proposed business combination.

Pursuant to the Business Combination Agreement, at Closing, AppHarvest will be merged with and into Merger Sub, with AppHarvest surviving the Merger as a wholly-owned direct subsidiary of us. At the Effective Time, by virtue of the Merger and without any action on the part of Novus, Merger Sub, AppHarvest or the holders of any of AppHarvest’s securities:

• all of the then issued and outstanding shares of AppHarvest common stock (expressed on a fully diluted basis) will be cancelled and automatically convert into up to 50,000,000 shares of our common stock;

• all shares of AppHarvest common stock and AppHarvest preferred stock held in the treasury of AppHarvest shall be canceled without any conversion thereof and no payment or distribution shall be made with respect thereto;

• each share of Merger Sub common stock issued and outstanding immediately prior to the Effective Time shall be converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock, par value $0.001 per share, of the surviving corporation; and

• no certificates or scrip or shares representing fractional shares of our common stock shall be issued upon the exchange of AppHarvest common stock and such fractional share interests will not entitle the owner thereof to vote or to have any rights of a stockholder of Novus or a holder of shares of our common stock. In lieu of any fractional share of our common stock to which each holder of AppHarvest common stock would otherwise be entitled, the fractional share shall be rounded up or down to the nearest whole share of our common stock, with a fraction of 0.5 rounded up. No cash settlements shall be made with respect to fractional shares eliminated by rounding.

Additionally, at the Closing, an aggregate of 37,500,000 shares of our common stock will be issued in connection with the PIPE.

The Closing is subject to certain conditions, including but not limited to the approval of our stockholders and AppHarvest’s stockholders of the Business Combination Agreement. The Business Combination Agreement may also be terminated by either party under certain circumstances.

The Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions contained in the Business Combination Agreement.

Lock-Up Agreements

At the Closing, the Novus initial stockholders and certain stockholders of AppHarvest will enter into Lock-up Agreements pursuant to which up of (i) 50% of the shares held by such holders upon the Closing (which may be Escrow Shares with respect to the Novus initial stockholders) will be locked up for a period of one year following the Closing Date; provided, that, if the closing price of the combined company following the Merger (the “Combined Company”) common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 180 days after the Closing Date, the shares will be released from the lock-up regardless of whether a period of one year has passed from the Closing Date and (ii) with respect to the remaining 50% of such shares of the Combined Company common stock, until one year after the Closing Date, or earlier, in either case, if, upon the closing of a subsequent transaction.

Registration Rights Agreement

In connection with the Closing, Novus’ existing registration rights agreement will be amended and restated to: (i) provide that the Combined Company will file a registration statement within 30 days following the Closing to register for resale (A) the founder shares, private warrants and shares of our common stock issuable upon exercise of the private warrants held by the founders and (B) the shares of the Combined Company common stock to be issued to AppHarvest’s stockholders in the proposed business combination; (ii) provide AppHarvest’s stockholders with three (3) demand registration rights, (iii) provide the AppHarvest stockholders and the founders customary underwritten takedown rights (subject to customary priorities, minimums, frequency, and quantity limits, cutbacks, deferrals and other terms); and (iv) afford each of AppHarvest’s stockholders and the founders, on a pari passu basis, “piggy back” registration rights with respect to an unlimited number of underwritten offerings by the other stockholders and by the Combined Company. Following the Closing, holders of approximately 45.3 million shares of our common stock (including up to 3,250,000 shares issuable upon the exercise of private warrants) will be entitled to these registration rights. The sale or possibility of sale of these additional securities trading in the public market may negatively impact the market price of the Combined Company’s securities.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, on September 28, 2020, Novus entered into separate Subscription Agreements with the subscribers, pursuant to which the subscribers agreed to purchase, and Novus agreed to sell to the subscribers, the PIPE Shares for a purchase price of $10.00 per share and an aggregate purchase price of $375.0 million, in the PIPE. In connection with the PIPE, certain of the founders and their affiliates agreed to purchase an aggregate of 1,430,000 shares of our common stock and Inclusive Capital Partners Spring Master Fund, L.P. agreed to purchase 2,000,000 shares of our common stock.

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the proposed business combination. The purpose of the PIPE is to raise additional capital for use by the Combined Company following the Closing.

Pursuant to the Subscription Agreements, Novus agreed that, within 30 calendar days after the consummation of the proposed business combination, Novus will file with the SEC (at Novus’s sole cost and expense) the PIPE Resale Registration Statement, and Novus shall use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day (or 120th calendar day if the SEC notifies Novus that it will “review” the PIPE Resale Registration Statement) following the Closing and (ii) the 10th business day after the date Novus is notified (orally or in writing, whichever is earlier) by the SEC that the PIPE Resale Registration Statement will not be “reviewed” or will not be subject to further review.

Results of Operations

Our activities since May 19, 2020, have consisted of the search and evaluation of potential targets in contemplation of a business combination. Our activities from March 5, 2020 (inception) through May 18, 2020 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 5, 2020 (inception) through December 31, 2020, we had a net loss of $3,458,412, which consisted of operating costs of $3,506,941, offset by interest income on marketable securities held in the trust account of $48,410 and interest income from our operating bank account of $119.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of common stock by the initial stockholders and loans from the initial stockholders.

On May 19, 2020, we consummated our IPO of 10,000,000 units at a price of $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 3,250,000 private warrants to our initial stockholders and EarlyBirdCapital, generating gross proceeds of $3,250,000.

Following the IPO and the sale of the private warrants, a total of $100,000,000 was placed in the trust account. We incurred $2,456,726 in IPO related costs, including $2,000,000 of underwriting fees and $456,726 of other costs.

For the period from March 5, 2020 (inception) though December 31, 2020, cash used in operating activities was $506,335. Net loss of $3,458,412 was affected by interest earned on marketable securities held in the trust account of $48,410 and changes in operating assets and liabilities, which provided $3,000,487 of cash for operating activities.

As of December 31, 2020, we had investments of $100,048,410 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our proposed business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our proposed business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $311,954 held outside of the trust account. We’ve used the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel (to the extent necessary and practicable) to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the initial stockholders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private warrants.

We will need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the promissory note to a related party.

We have engaged EarlyBirdCapital as an advisor in connection with a business combination to assist us in holding meetings with its stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a business combination, assist us in obtaining shareholder approval for the proposed business combination and assist us with its press releases and public filings in connection with the proposed business combination. We will pay EarlyBirdCapital a cash fee of $3.50 million (the “EBC Fee”) for such services upon the consummation of a business combination; provided that up to 30% of the fee may be allocated at our sole discretion to other third parties who are investment banks or financial advisory firms not participating in the IPO that assist us in identifying and consummating a business combination.

On September 28, 2020, we executed Subscription Agreements with subscribers for the sale of an aggregate of 37,500,000 shares of our common stock at a purchase price of $10.00 per share for aggregate gross proceeds of $375.0 million, in a private placement (the “PIPE”). The closing of the PIPE will occur contemporaneously with the consummation of our proposed business combination. We will receive net proceeds of $354.3 million from the PIPE.

We have engaged Cowen and Company, LLC (“Cowen”) to act as placement agent in connection with the PIPE. We will pay Cowen $1.05 million (or 30%) of the EBC Fee payable to EarlyBirdCapital.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheet.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2020, substantially all of the assets held in the trust account were held in money market funds. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Robert J. Laikin	57	Chairman
Larry M. Paulson	66	Chief Executive Officer and Director
Vincent Donargo	60	Chief Financial Officer
Heather Goodman	47	Director
Bradley A. Bostic	45	Director

Robert J. Laikin has served as our Chairman of the board of directors since our inception. Mr. Laikin currently serves as the non-executive Chairman of the board of directors of Washington Prime Group Inc. (NYSE:WPG), where he has held a director role since May 2014. Mr. Laikin held the Lead Independent Director role at Washington Prime Group Inc. until the position was eliminated by the board of directors in 2016 and he at that time became Chairman of the board of directors. Mr. Laikin has also been the managing member of L7 Investments LLC, a closely held company that invests primarily in multi-family apartments as well as single-purpose buildings, hotels, divestitures and single-family homes, since January 2016. Mr. Laikin served as Executive Advisor to the CEO and Government Relations Executive of Ingram Micro Inc. (NYSE:IM), a wholesale technology distributor and supply-chain management and mobile device lifecycle services company, from November 2012 to December 2019. Previously Mr. Laikin served as the founder, Chief Executive Officer and member of the board of directors of Brightpoint, Inc. (Nasdaq:CELL) from August 1989 until it was acquired by Ingram Micro Inc. in November 2012. Mr. Laikin holds a Bachelor of Science from Indiana University. We believe Mr. Laikin is well-qualified to serve as our Chairman because of his significant experience in the areas of executive leadership, corporate management, retail, real estate, business strategy and corporate finance, banking, financing, accounting, corporate management, general business and global business operations, accounting, corporate governance, public company compliance, political/governmental matters, audit/compliance, entrepreneurism, real estate development, sales, charitable/philanthropic matters, marketing, risk management/insurance, legal, investor, media and public relations, negotiation and deal structure.

Larry M. Paulson has served as our Chief Executive Officer and a member of our board of directors since our inception. He has also served as principal and founder of Rancho Santa Fe Solutions, a wireless industry consulting company he founded in February 2010. From 2013 to January 2020, Mr. Paulson was with Qualcomm (Nasdaq:QCOM) where he served as Vice President of Product Management (2013-16), Vice President and President India and SAARC (2016-2018) and Vice President Sales NA and Australia (2018-Jan 2020). Prior to Qualcomm, he served as Executive Vice President and Chief Marketing officer of Brightpoint, Inc., a provider of worldwide distribution and integrated logistics services to the wireless communications industry, from 2010 to 2013. Prior to that, he served with Nokia (NYSE:NOK) from 1987 to 2010 where he had numerous roles including global Senior Vice President and General Manager CDMA Product line. Mr. Paulson holds a BA in Communications from Point Park University. We believe Mr. Paulson is well-qualified to serve on our board of directors because of his more than thirty years of global senior management positions in the tech industry with expertise in wireless communications.

Vincent Donargo has served as our Chief Financial Officer since our inception. Since August 2020, Mr. Donargo has served as the Chief Accounting Officer for Calumet Specialty Products Partners, LP, a leading producer of specialty hydrocarbons and fuels. From December 2019 to August 2020, Mr. Donargo provided financial advisory and consulting services to private clients. From May 2019 to December 2019, Mr. Donargo served as Executive Vice President and Chief Financial Officer of the Celadon Group Inc. (OTC:CGIPQ). From November 2017 to April 2019, he was Vice President and Chief Accounting Officer of the Celadon Group Inc., where he was brought in to assist with Celadon Group’s financial restructuring. Celadon Group filed a voluntary petition for bankruptcy on December 8, 2019. From August 2016 to November 2017, Mr. Donargo was Executive Vice President and Chief Financial Officer of Beaulieu Group LLC, a North American carpet and flooring manufacturing company, where he assisted the company with its financial restructuring process. Beaulieu Group LLC filed a voluntary petition for bankruptcy on July 16, 2017. Prior to joining Beaulieu Group, Mr. Donargo held senior finance positions at several publicly traded companies, including Executive Vice President and Chief Financial Officer of Brightstar Corporation from April 2014 to August 2016 and Executive Vice President, Chief Financial Officer and Treasurer of Brightpoint, Inc. from September 2005 until it was acquired by Ingram Micro Inc. in November 2012. From 1998 to 2005, Mr. Donargo was the strategic business unit controller, director of finance and corporate controller of Aearo Company, a safety products manufacturing company. Prior to that, from 1990 to 1998, Mr. Donargo was employed in various financial positions with National Starch and Chemical Company, a specialty chemical manufacturing company. Mr. Donargo holds a BA in Accounting from Rutgers University.

Heather Goodman has served as a member of our board of directors since our inception. Since March 2007, Ms. Goodman has served as the Chief Operating Officer and President of True Capital Management, a boutique multi-family office specializing in business management and investment advisory services for athletes, entertainers and high net worth individuals. Previously Ms. Goodman acted as Financial Advisor at Morgan Stanley Smith Barney from February 2002 to February 2007. Ms. Goodman holds a BS in Business Administration with an emphasis in Accounting from California Polytechnic State University, San Luis Obispo. She is a Certified Public Accountant and maintains Series 63, 65 and life insurance licenses. We believe Ms. Goodman is well-qualified to serve as a director given her experience in building infrastructures which have created scalable platforms to achieve goals.

Bradley A. Bostic has served as a member of our board of directors since our inception. Mr. Bostic has served as the Chairman and Chief Executive Officer of hc1, a bioinformatics company with more than 1,000 health systems and diagnostic laboratory sites utilizing its machine-learning powered software, since founding hc1 in 2011. Mr. Bostic has also served as the Managing Director of Health Cloud Capital since June 2017, where he leads the deployment of Health Cloud Capital Fund I, a special purpose vehicle targeting SaaS bioinformatics businesses that can be consolidated with hc1. Mr. Bostic has been responsible for forging strategic partnerships for hcl with global healthcare technology leaders including Quest Diagnostics, Appriss Health, CliniSys, and Amazon Web Services and leading healthcare organizations including Cleveland Clinic, University of Washington Health System, Sonora Quest Labs, and Sonic Healthcare. Mr. Bostic has served on the board of directors of TechPoint Indiana, an advisory body advising technology companies headquartered in Indiana, since January 2015 and Eskenazi Health Foundation, a non-profit organization aiming to promote a vital, healthy Indianapolis community, since December 2017. Mr. Bostic holds a BS in Business at Indiana University with a concentration in Informatics. We believe Mr. Bostic is well-qualified to serve on our board of directors given his expertise in the technology industry.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Bostic, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Goodman, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mr. Laikin, will expire at the third annual meeting. We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq). Our executive officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Laikin and Bostic and Ms. Goodman are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Executive Officer and Director Compensation

No executive officer has received any cash compensation for services rendered to us.

No compensation or fees of any kind will be paid to the Novus initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

Committees of the Board of Directors

Our board of directors has two standing committees, an audit committee and a compensation committee. Each of our audit committee and our compensation committee is composed solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

Messrs. Laikin and Bostic and Ms. Goodman serve as members of our audit committee, and Ms. Goodman chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Laikin and Bostic and Ms. Goodman meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

• reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

• discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

• discussing with management major risk assessment and risk management policies;

• monitoring the independence of the independent auditor;

• verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

• reviewing and approving all related-party transactions;

• inquiring and discussing with management our compliance with applicable laws and regulations;

• pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

• appointing or replacing the independent auditor;

• determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

• establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

• approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Compensation Committee

Messrs. Laikin and Bostic and Ms. Goodman, each of whom is an independent director under Nasdaq’s listing standards, serve as members of the compensation committee. Mr. Bostic chairs the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

• reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

• reviewing and approving the compensation of all of our other executive officers;

• reviewing our executive compensation policies and plans;

• implementing and administering our incentive compensation equity-based remuneration plans;

•assisting management in complying with our proxy statement/prospectus and annual report disclosure requirements;

• approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

• if required, producing a report on executive compensation to be included in our annual proxy statement/prospectus; and

• reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Nominating Committee

Messrs. Laikin and Bostic and Ms. Goodman, each of whom is an independent director under Nasdaq’s listing standards, serve as members of the nominating committee. Mr. Laikin chairs the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

• should have demonstrated notable or significant achievements in business, education or public service;

• should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

• should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that since our inception on March 5, 2020 there have been no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter, nominating committee charter and compensation committee charter as exhibits to our registration statement in connection with our IPO. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Our amended and restated certificate of incorporation provides that:

•	except as may be prescribed by any written agreement with us, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and

•	our officers and directors will not be liable to our company or our stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities to the fullest extent permitted by Delaware law.

Our officers and directors are, and may in the future become, affiliated with other companies. In order to minimize potential conflicts of interest which may arise from such other corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he might have as of the date of this annual report.

The following table summarizes the relevant fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Entity
Robert J. Laikin	Washington Prime Group Inc. L7 Investments LLC Eskenazi Health Foundation

Larry M. Paulson	Rancho Santa Fe Solutions LLC

Heather Goodman	True Capital Management

Brad Bostic	hc1.com Health Cloud Capital Eskenazi Health Foundation TechPoint Bostech Ventures BEA Holdings

Investors should also be aware of the following additional potential conflicts of interest:

•	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•	Unless we consummate our initial business combination, our officers, directors and initial stockholders will not receive reimbursement or repayment for any out-of-pocket expenses incurred by them, or loans made to us, to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account or interest earned on the trust account funds that are available to us.

•	The founder shares beneficially owned by our initial stockholders will be released from escrow only if a business combination is successfully completed, and the private warrants purchased by our initial stockholders, and any warrants which our officers or directors may purchase in the aftermarket will expire worthless if a business combination is not consummated. Additionally, our officers and directors and affiliates will not receive liquidation distributions from the trust account with respect to any of the founder shares. Furthermore, our initial stockholders have agreed that the private warrants will not be sold or transferred by them until after we have completed a business combination.

For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our officers, directors or initial stockholders unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We will also need to obtain the approval of a majority of our disinterested independent directors. Furthermore, in no event will any of our initial stockholders, members of our management team or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the repayment of the $150,000 loan and reimbursement of any out-of-pocket expenses.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11. Executive Compensation.

No executive officer has received any cash compensation for services rendered to us.

No compensation or fees of any kind will be paid to our initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

We may not take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, by:

• each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

• each of our executive officers, directors and director nominees; and

• all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

	Number of Shares of Novus
Name and Address of Beneficial Owner (1)	Common Stock	%
Directors and Executive Officers of Novus:
Robert J. Laikin	276,635	2.2%
Larry M. Paulson(2)	237,380	1.9%
Vincent Donargo	158,253	1.3%
Heather Goodman	86,956	*
Bradley Bostic(3)	118,690	*
All Directors and Executive Officers of Novus as a Group (5 Individuals)	877,914	6.9%
Five Percent Holders of Novus:
BlueCrest(4)	826,000	6.5%
David Kempner Partners(5)	750,000	5.9%

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the directors and executive officers of Novus (including Robert J. Laikin) is c/o Novus Capital Corporation, 8556 Oakmont Lane, Indianapolis, IN 46260. Unless otherwise indicated, the business address of each of the directors and executive officers of the Combined Company (excluding Robert J. Laikin) is c/o AppHarvest, Inc., 401 W. Main Street, Suite 321, Lexington, KY 40507.

(2)	Mr. Paulson holds founder shares through the Larry M Paulson and Gretchen V Paulson Family Trust dated Sept 4, 2019, and any amendments thereto, of which he is a trustee. Consequently, Mr. Paulson may be deemed to be the beneficial owner of such. He disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.

(3)	Bradley A. Bostic holds founder shares through BEA Holdings II, LLC of which he is the managing director. Consequently, Mr. Bostic has voting and dispositive control over the shares held by BEA Holdings II, LLC and may be deemed to be the beneficial owner of such. He disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.

(4)	As reported by BlueCrest Capital Management Limited (“BlueCrest”) on a Schedule 13G filed with the SEC on August 14, 2020, which states that BlueCrest and Michael Platt each hold shared voting and dispositive power over 826,000 shares. BlueCrest serves as investment manager to Millais Limited (“Millais”) and Michael Platt serves as principal, director and control person of BlueCrest, with respect to the shares held for the account of Millais. Millais USA LLC acts as sub-investment manager of Millais, and reports to BlueCrest. The amount of shares held post-Business Combination includes 500,000 shares purchased in the PIPE. The principal business address of BlueCrest and Michael Platt is Ground Floor, Harbour Reach, La Rue de Carteret, St. Helier, Jersey, Channel Islands, JE2 4HR.

(5)	As reported by Davidson Kempner Partners on a Schedule 13G filed with the SEC on May 29, 2020, which states that (i) Davidson Kempner Partners (“DKP”) holds shared voting and dispositive power over 133,575 shares, (ii) Davidson Kempner Institutional Partners, L.P. (“DKIP”) holds shared voting and dispositive power over 292,050 shares, (iii) Davidson Kempner International, Ltd. (“DKIL”) holds shared voting and dispositive power over 324,375 shares, and (iv) each of Davidson Kempner Capital Management LP (“DKCM”) and Anthony A. Yoseloff hold shared voting and dispositive power over 750,000 shares. MHD Management Co. (“MHD”) is the general partner of DKP and MHD Management Co. GP, L.L.C. is the general partner of MHD. DKCM is responsible for the voting and investment decisions of DKP. Davidson Kempner Advisers Inc. is the general partner of DKIP. DKCM is responsible for the voting and investment decisions of DKIP. DKCM is the investment manager of DKIL and is responsible for the voting and investment decisions of DKIL. DKCM acts as investment manager to each of DKP, DKIP and DKIL either directly or by virtue of a sub-advisory agreement with the investment manager of the relevant fund. DKCM GP LLC is the general partner of DKCM. The managing members of DKCM are Anthony A. Yoseloff, Eric P. Epstein, Avram Z. Friedman, Conor Bastable, Shulamit Leviant, Morgan P. Blackwell, Patrick W. Dennis, Gabriel T. Schwartz, Zachary Z. Altschuler, Joshua D. Morris and Suzanne K. Gibbons. Mr. Anthony A. Yoseloff through DKCM, is responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL. The principal business address of DKP, DKIP, DKIL, DKCM and Mr. Anthony A. Yoseloff is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In March 2020, the Novus initial stockholders purchased an aggregate of 2,500,000 founder shares for an aggregate purchase price of $25,000. In addition, in March 2020, EarlyBirdCapital purchased 150,000 EBC Shares for $15 per share.

Private Warrants

Simultaneously with the IPO, the founders purchased an aggregate of 3,250,000 private warrants at a price of $1.00 per private warrant ($3.25 million in the aggregate) in a private placement. Each private warrant entitles the holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment. Proceeds from the private warrants were added to the proceeds from the IPO held in the trust account. If we do not complete an initial business combination within 18 months from the closing of our IPO, or until November 19, 2021, the proceeds from the sale of the private warrants will expire worthless. The private warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Founders or their permitted transferees.

Registration Rights

The holders of the founder shares and representative shares, as well as the holders of the private warrants and any warrants that may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement executed in connection with the IPO. The holders of a majority of these securities are entitled to make up to two demands we register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the representative shares, private warrants and warrants issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after we consummates a business combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only until May 14, 2025. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only until May 14, 2027. We will bear the expenses incurred in connection with the filing of any such registration statements.

Promissory Note and Potential Affiliate Loans

From March through May 2020, Mr. Laikin, our Chairman, loaned Novus an aggregate of $97,525 under the $150,000 promissory note to cover expenses related to the IPO pursuant to a promissory note. These loans were non-interest bearing and were repaid with the proceeds from the IPO.

In order to meet our working capital needs following the consummation of the business combination, the Novus initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1.5 million of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the private warrants. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account other than the interest earned thereon would be used for such repayment.

PIPE

In connection with the PIPE, Robert J. Laikin, Larry M. Paulson, Heather Goodman, and Bradley Bostic, each a director of Novus, or their affiliates agreed to purchase 125,000 shares, 100,000 shares, 50,000 shares and 75,000 shares, respectively, at a purchase price of $10.00 per share and on the same terms and conditions as the other investors in the PIPE.

Transactions in Connection with the Proposed Business Combination

Lock-Up Agreements

At the Closing, the Novus initial stockholders and certain stockholders of AppHarvest will enter into Lock-up Agreements pursuant to which up of (i) the Early Release Shares, the Lock-Up Period shall terminate upon the earlier of (i) 365 days after the closing date of the Merger or (ii) the day after the date on which the closing price of the Combined Company common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 180 days after the closing date of the Merger. With respect to the shares held by any signatories of the Lock-up Agreement that are not Early Release Shares, the Lock-Up Period shall terminate upon the earlier of (i) 365 days after the closing date of the Merger or (ii) the closing of a sale, merger, liquidation, or exchange offer transaction after the closing date of the Merger.

Registration Rights Agreement

In connection with the Closing, Novus’ existing registration rights agreement (described under “Novus Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions”) will be amended and restated to: (i) provide that the Combined Company will file a registration statement within 30 days following the Closing to register for resale (A) the securities held by the Founders that currently constitute Registrable Securities and (B) 10,000,000 shares of the Combined Company common stock to be issued to AppHarvest’s stockholders in the proposed business combination; (ii) provide AppHarvest’s stockholders with three demand registration rights, (iii) provide AppHarvest’s stockholders and Novus Founders customary underwritten takedown rights (subject to customary priorities, minimums, frequency, and quantity limits, cutbacks, deferrals and other terms); and (iv) afford each of AppHarvest’s Stockholders and the Founders, on a pari passu basis, “piggy back” registration rights with respect to any underwritten offerings by the other stockholders and by the Combined Company (with the Combined Company having priority in case of an underwriter’s cutback).

Sponsor Restricted Stock Agreement

In connection with the Closing, the Novus initial stockholders, Novus and AppHarvest will enter into a Sponsor Restricted Stock Agreement which will supersede and terminate the Stock Escrow Agreement. Pursuant to the Sponsor Restricted Stock Agreement, restrictions will apply to a number of shares of our common stock equal to 1,250,000 shares of our common stock held by the Novus initial stockholders, multiplied by (x) a number, not less than 0, equal to (i) the number of shares of our common stock validly redeemed by holders thereof pursuant to redemption rights provided in the Existing Certificate of Incorporation minus (ii) 1,025,000, divided by (y) the number of shares of our common stock outstanding immediately prior to the Effective Time. Such Restricted Shares shall be subject to release upon satisfaction of the following trigger:

• 50% of the Restricted Shares shall be released upon the date on which (x) the closing price of the Combined Company common stock (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period commencing after the Closing or (y) the Combined Company consummates a Subsequent Transaction, which results in its stockholders having the right to exchange their shares for cash, securities or other property having a value of at least $12.50 per share (for any noncash proceeds, determined based on the valuation set forth in the definitive agreements for such transaction or, in the absence of such valuation, as determined in good faith by the board of directors of the Combined Company); and

• 50% of the Restricted Shares shall be released upon the date on which (x) the closing price of the Combined Company common stock (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) equals or exceeds $15.00 per share for any 20 trading days within a 30-trading day period commencing after the Closing or (y) the Combined Company consummates a Subsequent Transaction, which results in its stockholders having the right to exchange their shares for cash, securities or other property having a value of at least $15.00 per share (for any noncash proceeds, determined based on the valuation set forth in the definitive agreements for such transaction or, in the absence of such valuation, as determined in good faith by the board of directors of the Combined Company).

In the event that none of the trigger events occur prior to the fifth anniversary of the Closing, the Restricted Shares shall be forfeited to the Combined Company and canceled and no stockholder shall have any rights with respect thereto.

The following examples illustrate the number of Novus founder shares that will be restricted as Restricted Shares:

Novus founder shares to become Restricted Shares	=	1,250,000 x (number of shares of Novus common stock that are redeemed – 1,025,000 shares) number of shares of Novus common stock outstanding immediately prior to the Merger

1.	Assuming 5,000,000 shares of Novus common stock are redeemed:	1,250,000	x	(5,000,000 – 1,025,000) 12,500,000	=	397,500 Restricted Shares

2.	Assuming no shares of Novus common stock are redeemed:	1,250,000	x	0 12,500,000	=	0 Restricted Shares

3.	Assuming 1,000,000 shares of Novus common stock are redeemed:	1,250,000	x	(1,000,000 – 1,025,000) 12,500,000	=	0 Restricted Shares

Sponsor Support Agreement

On September 28, 2020, Novus, AppHarvest and the Novus initial stockholders entered into the Sponsor Support Agreement pursuant to which the Novus initial stockholders agreed to vote all of their shares of our common stock in favor of the approval and adoption of the Proposed Transactions. Additionally, such Novus initial stockholders have agreed, among other things, not to (a) transfer any of their shares of our common stock (or enter into any arrangement with respect thereto), subject to certain customary exceptions, (b) enter into any voting arrangement that is inconsistent with the Sponsor Support Agreement or (c) exercise their redemption rights in connection with the Merger.

Other Arrangements

No compensation or fees of any kind will be paid to the Novus initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the Combined Company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee considers all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of the Novus initial stockholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We will also need to obtain approval of a majority of our disinterested independent directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Laikin and Bostic and Ms. Goodman are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees.   Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from March 5, 2020 (inception) through December 31, 2020 totaled $127,205. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.   We did not pay Marcum for audit-related services for the period from March 5, 2020 (inception) through December 31, 2020.

Tax Fees.   We did not pay Marcum for tax planning and tax advice for the period from March 5, 2020 (inception) through December 31, 2020.

All Other Fees.   We did not pay Marcum for other services for the period from March 5, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof  (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b) Financial Statement Schedules.   All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c) Exhibits:   The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
2.1	Business Combination Agreement and Plan of Reorganization, dated September 28, 2020, by and among Novus, Merger Sub and AppHarvest	Form 8-K	001-39288	2.1	September 29, 2020
3.1	Certificate of Incorporation of Novus	Form S-1	333-237877	3.1	April 28, 2020
3.2	Amended and Restated Certificate of Incorporation of Novus	Form S-1/A	333-237877	3.2	May 14, 2020
3.3	Amended and Restated Bylaws of Novus	Form S-1	333-237877	3.3	April 28, 2020
4.1	Specimen Unit Certificate of Novus	Form S-1/A	333-237877	4.1	May 14, 2020
4.2	Specimen Common Stock Certificate of Novus	Form S-1	333-237877	4.2	April 28, 2020
4.3	Specimen Warrant Certificate of Novus	Form S-1	333-237877	4.3	April 28, 2020
4.4	Specimen Common Stock Certificate of Combined Company	Form S-4/A	333-249421	4.4	December 1, 2020
4.5	Warrant Agreement, dated May 19, 2020, by and between Continental Stock Transfer & Trust Company and Novus	Form 8-K	001-39288	4.1	May 20, 2020
10.1	Business Combination Marketing Agreement, dated May 14, 2020, between Novus and EarlyBirdCapital, Inc.	Form 8-K	001-39288	1.2	May 20, 2020
10.2	Investment Management Trust Agreement, dated May 19, 2020, by and between Continental Stock Transfer & Trust Company and Novus	Form 8-K	001-39288	10.1	May 20, 2020
10.3	Stock Escrow Agreement, dated May 19, 2020, by and among Novus, Continental Stock Transfer & Trust Company and Novus Initial Stockholders	Form 8-K	001-39288	10.2	May 20, 2020
10.4	Registration Rights Agreement, dated May 19, 2020, by and among Novus and certain stockholders	Form 8-K	001-39288	10.3	May 20, 2020
10.5	Form of Amended and Restated Registration Rights Agreement, by and among Novus, Novus Initial Stockholders and New Holders	Form S-4/A	333-249421	10.5	November 9, 2020
10.6	Promissory Note of Novus	Form S-1	333-237877	10.3	April 28, 2020
10.7	Stockholder Support Agreement, dated September 28, 2020, by and among Novus and certain stockholders	Form 8-K	001-39288	10.1	September 29, 2020
10.8	Sponsor Support Agreement, dated as of September 28, 2020, by and among Novus and Novus Initial Stockholders	Form 8-K	001-39288	10.2	September 29, 2020
10.9	Form of Subscription Agreement for private warrants by Novus Initial Stockholders	Form S-1	333-237877	10.5.1	April 28, 2020
10.10	Warrant Subscription Agreement, dated March 26, 2020, by and between Novus and EarlyBirdCapital, Inc.	Form S-1	333-237877	10.5.2	April 28, 2020
10.11	Form of Letter Agreement from Novus’s officers and directors	Form S-1	333-237877	10.1.1	April 28, 2020
10.12	Form of Letter Agreement from the Novus’s initial stockholders	Form S-1	333-237877	10.1.2	April 28, 2020
10.13	Form of Letter Agreement from the Novus’s chairman	Form S-1	333-237877	10.1.3	April 28, 2020
10.14	Form of Letter Agreement from Novus’s CFO	Form S-1	333-237877	10.1.4	April 28, 2020
10.15	Form of Lock-Up Agreement	Form S-4	333-249421	10.15	October 9, 2020
10.16	Form of Sponsor Restricted Stock Agreement, by and among Novus, Novus Initial Stockholders and AppHarvest	Form S-4/A	333-249421	10.16	November 9, 2020
10.17	Form of PIPE Subscription Agreement	Form 8-K	001-39288	10.3	September 29, 2020
24	Power of Attorney (included on signature page of this Form 10-K).*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 29th day of January, 2021.

Novus Capital Corporation

By:

/s/ Larry M. Paulson
Name: Larry M. Paulson
Title: Chief Executive Officer

POWERS OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Vincent Donargo and Robert J. Laikin, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign this annual report on Form 10-K (including amendments thereto), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Larry M. Paulson Larry M. Paulson	Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2021

/s/ Robert J. Laikin Robert J. Laikin	Chairman of the Board of Directors and Director	January 29, 2021

/s/ Vincent Donargo Vincent Donargo	Chief Financial Officer (Principal Financial and Accounting Officer)	January 29, 2021

/s/ Heather Goodman Heather Goodman	Director	January 29, 2021

/s/ Bradley A. Bostic Bradley A. Bostic	Director	January 29, 2021

NOVUS CAPITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Novus Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Novus Capital Corporation (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from March 5, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from March 5, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020

New York, NY
January 29, 2021

NOVUS CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$311,954
Prepaid expenses	77,701
Total Current Assets	389,655

Cash and marketable securities held in Trust Account	100,048,410
TOTAL ASSETS	$100,438,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities - accounts payable and accrued expenses	$3,078,188
Total Liabilities	3,078,188

Commitments

Common stock subject to possible redemption 9,235,987 shares at redemption value	92,359,870

Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.0001 par value, 30,000,000 shares authorized, 3,414,013 shares issued and outstanding (excluding 9,235,987 shares subject to possible redemption)	341
Additional paid in capital	8,458,078
Accumulated deficit	(3,458,412)
Total Stockholders’ Equity	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,438,065

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$3,506,941
Loss from operations	(3,506,941)

Other income:
Interest income - bank	119
Interest earned on marketable securities held in Trust Account	48,410
Other income, net	48,529

Net Loss	$(3,458,412)

Weighted average shares outstanding, basic and diluted (1)	2,959,790

Basic and diluted net loss per common share	$(1.17)

(1)	Excludes an aggregate of 9,235,987 shares subject to possible redemption.

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 5, 2020 (INCEPTION) TO DECEMBER 31, 2020

					Total
	Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – March 5, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to initial stockholders	2,875,000	287	24,713	—	25,000

Issuance of Representative Shares	150,000	15	—	—	15

Forfeiture of Founder Shares	(375,000)	(37)	37	—	—

Sales of 10,000,000 Units, net of underwriter discounts and fees	10,000,000	1,000	97,542,274	—	97,543,274

Sale of 3,250,000 Private Warrants	—	—	3,250,000	—	3,250,000

Common stock subject to redemption	(9,235,987)	(924)	(92,358,946)	—	(92,359,870)

Net loss	—	—	—	(3,458,412)	(3,458,412)

Balance – December 31, 2020	3,414,013	$341	$8,458,078	$(3,458,412)	$5,000,007

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 5, 2020 (INCEPTION) TO DECEMBER 31, 2020

Cash Flow from Operating Activities:
Net loss	$(3,458,412)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on marketable securities held in Trust Account	(48,410)
Changes in operating assets and liabilities
Prepaid expenses	(77,701)
Accounts payable and accrued expenses	3,078,188
Net cash used in operating activities	(506,335)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(100,000,000)
Net cash used in investing activities	(100,000,000)

Cash Flow from Financing Activities:
Proceeds from initial stockholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	98,000,000
Proceeds from sale of Private Warrants	3,250,000
Proceeds from issuance of Representative Shares	15
Proceeds from promissory note – related party	97,525
Repayment of promissory note – related party	(97,525)
Payment of deferred offering costs	(456,726)
Net cash provided by financing activities	100,818,289

Net change in cash	311,954
Cash – Beginning, March 5, 2020 (inception)	—
Cash - Ending	$311,954

Non-Cash Investing and Financing Activities:
Initial classification of common stock subject to possible redemption	$95,817,950
Change in value of common stock subject to possible redemption	$(3,458,080)

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Transaction costs amounted to $2,456,726 consisting of $2,000,000 of underwriting fees and $456,726 of other offering costs. In addition, as of December 31, 2020, cash of $311,954 was held outside of the Trust Account and is available for working capital purposes.

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

NOVUS CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Liquidity and Going Concern

As of December 31, 2020, the Company had $311,954 in its operating bank accounts, $100,048,410 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $2,606,959, which excludes franchise and income taxes payable as this amount can be paid from the interest earned in the Trust Account. As of December 31, 2020, approximately $48,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

NOVUS CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 19, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

NOVUS CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. Shares of common stock subject to possible redemption at December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 13,250,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

NOVUS CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Reconciliation of Net Loss Per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

For the Period from March 5, 2020 (Inception) Through December 31, 2020
Net loss	$(3,458,412)
Less: Income attributable to common stock subject to possible redemption	—
Adjusted net loss	(3,458,412)

Weighted average common shares outstanding, basic and diluted	2,959,790

Basic and diluted net loss per common share	$(1.17)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In March 2020, the initial stockholders purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the initial stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Representative Shares). As a result of the underwriters’ election to not exercise their over-allotment option on May 19, 2020, the 375,000 Founder Shares were forfeited.

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

NOVUS CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOVUS CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

At the Effective Time, by virtue of the Merger and without any action on the part of the Company, Merger Sub, AppHarvest or the holders of any of AppHarvest’s securities, each share of AppHarvest Common Stock issued and outstanding immediately prior to the Effective Time (including shares of AppHarvest Common Stock resulting from the conversion of AppHarvest Preferred Stock and each AppHarvest restricted share) will be canceled and converted into the right to receive the number of shares of the Company’s common stock (“Novus Common Stock”) equal to the quotient obtained by dividing (a) 50,000,000 by (b) the total number of shares of AppHarvest Common Stock outstanding immediately prior to the Effective Time, expressed on a fully-diluted and as-converted to AppHarvest Common Stock basis, and including, without limitation or duplication, the number of shares of AppHarvest Common Stock issuable upon conversion of the AppHravest Preferred Stock, AppHarvest restricted shares, the number of shares of AppHarvest Common Stock subject to unexpired, issued and outstanding AppHarvest RSUs, AppHarvest Options or any other AppHarvest Share Award and the number of shares of AppHravest Common Stock issuable with respect to any issued and outstanding Company Interim Securities, excluding any shares issuable upon the conversion of up to $30 million in aggregate principal amount of Company Interim Period Convertible Notes (the “Exchange Ratio”); provided, however, that each share of Novus Common Stock issued in exchange for AppHarvest restricted shares shall be subject to the terms and conditions giving rise to a substantial risk of forfeiture that applied to such AppHarvest restricted shares immediately prior to the Effective Time to the extent consistent with the terms of such AppHarvest restricted shares.

On September 28, 2020, the Company executed Subscription Agreements with subscribers for the sale of an aggregate of 37,500,000 shares of the Company’s common stock at a purchase price of $10.00 per share for aggregate gross proceeds of $375.0 million, in a private placement (the “PIPE”). The closing of the PIPE will occur contemporaneously with the consummation of the Merger.

The Proposed Transactions will be consummated after the required approval by the stockholders of the Company and the satisfaction of certain other conditions as further described in the AppHarvest Business Combination Agreement (see Note 9).

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020, there were 3,414,013 shares of common stock issued and outstanding, excluding 9,235,987 shares of common stock subject to possible redemption.

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

NOVUS CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOVUS CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 8 — INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2020.

The Company’s deferred tax asset is as follows:

December 31, 2020
Deferred tax asset
Net operating loss carryforward	$88,799
Total deferred tax assets	88,799
Valuation allowance	(88,799)
Deferred tax asset, net of allowance	$—

The income tax benefit consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	(71,849)

State
Current	$—
Deferred	(16,950)
Change in valuation allowance	88,799
Income tax provision	$—

As of December 31, 2020, the Company had $342,139 of U.S. federal and $390,549 of state net operating loss carryovers available to offset future taxable income. The  federal NOL has an indefinite life while the state net operating loss carryovers will expire by 2040.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from March 5, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $88,799.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	4.3%
Business Combination expenses	(22.8)%
Valuation allowance	(2.6)%
Income tax provision	0.1%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers Indiana to be a significant state tax jurisdiction.

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

NOVUS CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$100,048,410

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

The Company’s stockholders approved the Proposed Transactions on January 29, 2021.

