Form 10-Q
period 2021-03-31
AppHarvest, Inc.
filed 2021-05-17
CIK 1807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-39288
AppHarvest, Inc.
_____________________________________________
(Exact name of registrant as specified in its charter)

Delaware	82-5042965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
500 Appalachian Way
Morehead, KY 40351
(606) 653-6100
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	APPH	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	APPHW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act) ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0001, outstanding at May 7, 2021, were 100,253,268.

APPHARVEST, INC AND SUBSIDIARIES

Part I - Financial Information
Item 1. Financial Statements
APPHARVEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$297,660	$21,909
Accounts receivable, net	1,182	—
Inventories, net	4,903	3,387
Prepaid expenses and other current assets	3,531	481
Total current assets	307,276	25,777
Operating lease right-of-use assets, net	1,703	1,307
Property and equipment, net	190,962	152,645
Other assets, net	7,481	1,188
Total non-current assets	200,146	155,140
Total assets	$507,422	$180,917
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$23,070	$1,342
Accrued expenses	8,204	5,184
Current portion of lease liabilities with a related party	—	59,217
Current portion of lease liabilities	300	166
Current portion of financing obligation with a related party	—	58,795
Note payable with a related party	—	30,000
Other current liabilities	832	77
Total current liabilities	32,406	154,781
Lease liabilities, net of current portion	1,850	1,370
Deferred income tax liabilities	1,769
Private Warrant liabilities	29,920	—
Other liabilities	227	—
Total non-current liabilities	33,766	1,370
Total liabilities	66,172	156,151
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.0001, 10,000 shares authorized, 0 issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, par value $0.0001, 750,000 shares authorized, 97,925 and 44,461 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	10	4
Additional paid-in capital	491,552	45,890
Accumulated deficit	(49,643)	(21,128)
Accumulated other comprehensive loss	(669)	—
Total stockholders’ equity	441,250	24,766
Total liabilities and stockholders’ equity	$507,422	$180,917
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
(In thousands except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net sales	$2,299	$—
Cost of goods sold	6,836	—
	(4,537)	—
Operating expenses:
Selling, general and administrative expenses	31,489	980
Total operating expenses	31,489	980
Loss from operations	(36,026)	(980)
Other income (expense):
Development fee income from a related party	—	134
Interest expense from related parties	(658)	(2)
Change in fair value of Private Warrants	9,826	—
Other	356	30
Loss before income taxes	(26,502)	(818)
Income tax expense	(2,013)	—
Net loss	(28,515)	(818)

Other comprehensive loss:
Net unrealized loss on cash flow hedges, net of tax	(669)	—
Comprehensive loss	$(29,184)	$(818)

Net loss per common share:
Basic and diluted	$(0.35)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	80,729	32,858

See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series A-1		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	2,770	$5,203	392	$992	1,483	$6,063	9,677	$1	$497	$(3,680)	$(3,182)
Retroactive application of recapitalization	(2,770)	(5,203)	(392)	(992)	(1,483)	(6,063)	21,123	2	12,256	—	12,258
Adjusted balance, December 31, 2019	—	—	—	—	—	—	30,800	3	12,753	(3,680)	9,076
Issuance of preferred shares, net	—	—	—	—	—	—	2,470	—	4,880	—	4,880
Stock-based compensation	—	—	—	—	—	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	—	—	—	(818)	(818)
Balance, March 31, 2020	—	$—	—	$—	—	$—	33,270	$3	$17,652	$(4,498)	$13,157

	Redeemable Convertible Preferred Stock										Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Series A		Series A-1		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	2,770	$5,203	392	$992	2,632	$10,942	5,131	$28,069	9,750	$1	$686	$(21,128)	$—	$(20,441)
Retroactive application of recapitalization	(2,770)	(5,203)	(392)	(992)	(2,632)	(10,942)	(5,131)	(28,069)	34,711	3	45,204	—	—	45,207
Adjusted balance, December 31, 2020	—	—	—	—	—	—	—	—	44,461	4	45,890	(21,128)	—	24,766
Business Combination and PIPE Shares, net	—	—	—	—	—	—	—	—	53,361	6	433,521	—	—	433,527
Conversion of Private Warrants	—	—	—	—	—	—	—	—	—	—	5,819	—	—	5,819
Stock option exercise	—	—	—	—	—	—	—	—	103	—	35			35
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,287			6,287
Net loss	—	—	—	—	—	—	—	—	—	—	—	(28,515)	—	(28,515)
Net unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	(669)	(669)
Balance, March 31, 2021	—	$—	—	$—	—	$—	—	$—	97,925	$10	$491,552	$(49,643)	$(669)	$441,250
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(28,515)	$(818)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Private Warrants	(9,826)	—
Deferred income tax provision	2,013	—
Depreciation and amortization	1,802	21
Stock-based compensation expense	6,287	19
Rent expense in excess of rent payments	19	—
Interest accrual with a related party	—	2
Amortization of development fee with a related party	—	(134)
Changes in operating assets and liabilities
Accounts receivable	(1,182)	—
Inventory	(1,516)	—
Prepaid expenses and other current assets	(3,133)	2
Other assets, net	(5,993)	(20)
Accounts payable	8	(98)
Accrued expenses	3,694	52
Other current liabilities	(42)	21
Other non-current liabilities	227	—
Net cash used in operating activities	(36,157)	(953)
Investing Activities
Purchases of property and equipment	(11,183)	(83)
Purchases of property and equipment from a related party	(122,911)	—
Advances on equipment	(444)	—
Net cash used in investing activities	(134,538)	(83)
Financing Activities
Proceeds from Business Combination and PIPE shares, net	448,500	—
Payments on financing obligation to a related party	(2,089)	—
Proceeds from stock option exercise	35	—
Issuance of preferred stock, net	—	4,880
Net cash provided by financing activities	446,446	4,880
Change in cash and cash equivalents	275,751	3,844
Cash and Cash Equivalents
Beginning of period	21,909	6,031
End of period	$297,660	$9,875
Non-cash Activities:
Fixed assets purchases in accounts payable	$20,313	$—
Fixed assets purchases in accrued liabilities	$1,408	$—
Operating lease right-of-use assets and liabilities	$735	$30
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1. Description of Business
AppHarvest was founded on January 19, 2018 and, together with its subsidiaries, is a sustainable food company creating a resilient and scalable ecosystem of applied technology greenhouses to serve the rapidly growing consumer demand for fresh, chemical-free, non-GMO fruits, vegetables and related products. AppHarvest is operating and building some of the largest and most advanced agricultural facilities in the world. AppHarvest combines conventional agricultural techniques with the latest in controlled environment agriculture (“CEA”) technology to grow high-quality fruits and vegetables throughout the year. AppHarvest’s vision is to create America’s AgTech capital from within Appalachia and provide better produce, better farming practices, and better jobs.
Prior to October 2020, AppHarvest’s operations were limited to organizing and staffing, business planning, raising capital, and acquiring and developing properties for CEA. In October 2020, AppHarvest partially opened its first CEA facility in Morehead, Kentucky, which AppHarvest estimates can cultivate more than 720,000 tomato plants with an approximate yield of more than 40 million pounds per year. AppHarvest harvested its first crop of beefsteak tomatoes in January 2021 and began harvesting its first crop of tomatoes on the vine in March 2021. AppHarvest’s Morehead CEA facility has been fully operational since March 2021 and AppHarvest is currently constructing two additional CEA facilities in Berea and Richmond, both in Madison County, Kentucky.
AppHarvest is organized as a single operating segment. Substantially all of the assets and operations of AppHarvest are located in the United States (“U.S.”).
Basis of Presentation

On January 29, 2021, (the “Closing Date”), Novus Capital Corporation (“Novus”), a special purpose acquisition company, consummated the business combination agreement and plan of reorganization (the “Business Combination Agreement”) dated September 2020, by and among ORGA, Inc., a wholly owned subsidiary of Novus (“Merger Sub”), and AppHarvest Operations, Inc., a Delaware corporation (f/k/a AppHarvest, Inc.) (“Legacy AppHarvest”).

Pursuant to the terms of the Business Combination Agreement, a business combination between Novus and Legacy AppHarvest was effected through the merger of Merger Sub with and into Legacy AppHarvest, with Legacy AppHarvest surviving the merger as a wholly-owned subsidiary of Novus (the “Merger” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). On the Closing Date, Novus changed its name to AppHarvest, Inc. (the “Company”, “we”, “our” or “AppHarvest”).

Pursuant to the Business Combination Agreement, the Merger was accounted for as a reverse recapitalization (the “Reverse Recapitalization”) in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) . Under this method of accounting, Novus is treated as the “acquired” company and Legacy AppHarvest is treated as the acquirer for financial reporting purposes. The Reverse Recapitalization was treated as the equivalent of Legacy AppHarvest issuing stock for the net assets of Novus, accompanied by a recapitalization. The net assets of Novus are stated at historical cost, with no goodwill or other intangible assets recorded.

Legacy AppHarvest was determined to be the accounting acquirer based on the following predominant factors:

•Legacy AppHarvest stockholders have the largest portion of voting rights in the Company;
•The Board and Management are primarily composed of individuals associated with Legacy AppHarvest; and
•Legacy AppHarvest was the larger entity based on historical operating activity and Legacy AppHarvest had the larger employee base at the time of the Business Combination.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy AppHarvest. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination. Activity within the Statements of Stockholders’ Equity for the issuance and repurchases of Legacy AppHarvest redeemable convertible preferred stock were also retroactively converted to Legacy AppHarvest common stock.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2021. A description of the Company’s significant accounting policies is included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the Legacy AppHarvest December 31, 2020 audited consolidated financial statements and the accompanying notes.
The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Certain prior period balances have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements and the accompanying notes.
All dollar and share amounts are in thousands, except per share amounts, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise specified.

2. Summary of Significant Accounting Policies

Use of Estimates in Condensed Consolidated Financial Statements

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions the Company may undertake in the future, actual results could differ from those estimates and assumptions. Significant items subject to such estimates and assumptions include the recording of revenue, valuation of inventory, the valuation of stock-based compensation, the valuation of private warrants, lease accounting, the useful life of fixed assets and income taxes.

The Company’s results can also be affected by economic, political, legislative, regulatory, legal actions, and the global volatility and general market disruption resulting from the global outbreak of the novel coronavirus disease (“COVID-19”). Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, environmental, regulatory or administrative actions, claims, or proceedings.

Accounts Receivables

Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. Write-offs are recorded against the allowance for doubtful accounts when all reasonable efforts for collection have been exhausted. The provision at March 31, 2021 and December 31, 2020 did not have a material impact on the condensed consolidated financial statements.

Convertible Preferred Stock

Prior to the Business Combination, the Company recorded shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company applied the guidance in Accounting Standards Codification (“ASC”) 480-10-S99-3A and therefore classified all of its outstanding redeemable convertible preferred stock as temporary equity. The redeemable convertible preferred stock was recorded outside of stockholders’ equity because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the preferred stock would become redeemable at the option of the holders. In the event of a change of control of the Company, proceeds received from the sale of such shares would be distributed in accordance with the liquidation preferences set forth in the Company’s Amended and Restated Certificate of Incorporation then in effect.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

All convertible preferred stock previously classified as temporary equity was retroactively adjusted and reclassified to permanent equity as a result of the Business Combination. As a result of the Business Combination, each share of redeemable convertible preferred stock that was then issued and outstanding was automatically converted into Legacy AppHarvest Common Stock, such that each converted share of preferred stock was no longer outstanding and ceased to exist. Each share of Legacy AppHarvest common stock, including the Legacy AppHarvest common stock issued upon conversion of Legacy AppHarvest preferred stock, was converted into and exchanged for 2.1504 (the “Exchange Ratio”) shares of the Company’s common stock.The Exchange Ratio was established pursuant to the terms of the Business Combination Agreement.

During the three-month period ended March 31, 2020, Legacy AppHarvest issued shares of Legacy AppHarvest Series B redeemable convertible preferred stock to new and existing investors for net proceeds of $4,880.

Warrants

At March 31, 2021, there were 13,250 warrants to purchase Common Stock outstanding, consisting of 10,500 public warrants (“Public Warrants”) and 2,750 private warrants (“Private Warrants”), (collectively, “Warrants”) held by the Novus initial stockholders. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. The warrants expire on January 29, 2026, or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

•    In whole and not in part;
•    At a price of $0.01 per Warrant;
•    Upon not less than 30 days’ prior written notice of redemption;
•    If, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
•    if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
The Public Warrants were determined to be equity classified in accordance with U.S. GAAP.

The Private Warrants are identical to the Public Warrants except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As a result of the provisions in the warrant agreement that provide for differences in the mechanics of a cashless exercise dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions preclude the Private Warrant from being classified in equity. Accordingly, the Private Warrants are classified as a liability and remeasured at fair value at each reporting date.
The Company accounts for its Private Warrants in accordance with ASC 815-40, under which the Company has determined that the Private Warrants are recognized as liabilities at fair value and subject to re-measurement at each balance sheet date until exercised. Changes in fair value of the Private Warrants is recognized in the Company’s condensed consolidated statement of operations and comprehensive loss. The fair value of the Private Warrants is estimated at each measurement date using a Black-Scholes option pricing model. See Note 5 - Fair Value Measurements for inputs used in calculating the estimated fair value.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Derivative Financial Instruments

Derivative financial instruments are used to manage foreign currency exchange risks. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions. For all transactions designated as hedges, the hedging relationships are formally documented at the inception and on an ongoing basis in offsetting changes in cash flows of the hedged transaction.

The Company records derivative financial instruments on the condensed consolidated balance sheets as either an asset or liability measured at its fair value. Changes in a derivative's fair value (i.e. unrealized gains or losses) are recorded each period in earnings unless the derivative qualifies as a hedge on future cash flows. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders' equity section of the condensed consolidated balance sheets as a component of accumulated other comprehensive loss (“AOCL”) and subsequently recognized in the condensed consolidated statements of operations and comprehensive loss when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge, if any, is recognized in income immediately. For derivative instruments that are not designated as hedges, the gain or loss related to the change in fair value is also recorded to net income immediately.

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 is part of the FASB’s overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 removes certain exceptions to the general principles of ASC 740, Income Taxes, in order to reduce the cost and complexity of its application in the areas of intraperiod tax allocation, deferred tax liabilities related to outside basis differences, year-to-date losses in interim periods and other areas within ASC 740. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the condensed consolidated financial statements.
3. Business Combination
As discussed in Note 1, on January 29, 2021, Novus completed the Business Combination with Legacy AppHarvest through the Merger, with Legacy AppHarvest surviving the Merger as a wholly-owned subsidiary of the Company. Upon the consummation of the Business Combination, each share of Legacy AppHarvest common stock issued and outstanding was canceled and converted into the right to receive 2.1504 shares of the Company’s common stock.
Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 760,000 shares, of which 750,000 shares were designated common stock, $0.0001 par value per share, and 10,000 shares designated Preferred Stock, $0.0001 par value per share.
Each option to purchase Legacy AppHarvest common stock that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option to purchase a number of shares of the Company’s common stock equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy AppHarvest common stock subject to such Legacy AppHarvest option and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy AppHarvest option, divided by (B) the Exchange Ratio.
Each restricted stock unit awarded by Legacy AppHarvest that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an award of restricted stock units to acquire a number shares of the Company’s common stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of Legacy AppHarvest common stock subject to the Legacy AppHarvest restricted stock unit award and (2) the Exchange Ratio.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
In connection with the execution of the Business Combination Agreement, the Company entered into separate subscription agreements (the “Subscription Agreements”) with certain investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 37,500 shares of common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $375,000, in a private placement pursuant to the Subscription Agreements (the “PIPE”). The PIPE investment closed concurrently with the closing of the Business Combination.
Prior to the Business Combination, Novus had outstanding 10,000 Public Warrants and 3,250 Private Warrants which were listed on the Nasdaq Capital Market under the symbol “NOVSW.” Upon the closing of the Business Combination, they became listed on the Nasdaq Global Select Market under the symbol “APPHW.” The Warrants remain subject to the same terms and conditions as prior to the Business Combination.
Also immediately prior to the closing of the Business Combination, Novus assumed the Legacy AppHarvest convertible note (the “Convertible Note”). Upon completion of the Business Combination, the outstanding principal and unpaid accrued interest due on the Legacy AppHarvest Convertible Note was converted into an aggregate of 3,242 shares of common stock, and the converted note was no longer outstanding, and ceased to exist. See Note 9 Note Payable with a Related Party.
Upon consummation of the Business Combination and the closing of the PIPE, the most significant change in Legacy AppHarvest’s financial position and results of operations was a total net increase in cash and cash equivalents of approximately $435,239, including $375,000 in gross proceeds from the PIPE.
The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Novus was treated as the “acquired” company for financial reporting purposes. See Note 1 Description of Business for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy AppHarvest issuing stock for the net assets of Novus, accompanied by a recapitalization. The net assets of Novus are stated at historical cost, with no goodwill or other intangible assets recorded.
The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statements of stockholders’ equity and cash flows for the three months ended March 31, 2021:

Recapitalization
Cash - Novus trust and cash, net of redemptions	$99,896
Cash - PIPE financing	375,000
Non-cash Convertible Note conversion	30,808
Non-cash net liabilities assumed from Novus	(2,850)
Less: Fair value of assumed common stock Private Warrants	(45,565)
Less: transaction costs allocated to equity	(23,762)
Net impact on total stockholders’ equity	433,527
Less: cash payments for transaction costs at Closing	(2,634)
Less: non-cash Convertible Note conversion	(30,808)
Add: non-cash net liabilities assumed from Novus	2,850
Add: non-cash fair value of assumed common stock Private Warrants	45,565
Net impact on net cash provided by financing activities	448,500
Less: transaction costs included in net cash used in operating activities(a)	(13,261)
Total net increase in cash and cash equivalents	$435,239
(a) Including transaction costs in the amount of $2,887 allocated to the Private Warrants.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
4. Revenue Recognition

The Company began recognizing revenue in connection with its first harvest during the three months ended March 31, 2021, and generated no revenues prior to this period. Substantially all of the Company’s revenues are generated from the sale of tomatoes under an agreement with one customer, Mastronardi Produce Limited (“Mastronardi”).

On March 28, 2019, the Company entered into a Purchase and Marketing Agreement (the “Mastronardi Morehead Agreement”) with Mastronardi pursuant to which Mastronardi will be the sole and exclusive marketer and distributor of all tomatoes, cucumbers, peppers, berries and leafy greens produced at the Company’s CEA facility in Morehead, Kentucky that meet certain quality standards (collectively, the “Products”). Under the terms of the Mastronardi Morehead Agreement, the Company is responsible for growing, producing, packing, and delivering the Products to Mastronardi, and Mastronardi is responsible for marketing, branding and distributing the Products to its customers. Mastronardi will pay the Company market prices for the Products that are consistent with the best and highest prices available during the duration of the applicable growing season for like kind U.S. Department of Agriculture Grade No. 1 products. Mastronardi will set the market price for the Products and will pay the Company the gross sale price of the Product sold by Mastronardi, less a marketing fee and Mastronardi’s costs incurred in the sale and distribution of the Products. If Mastronardi rejects, returns or otherwise refuses Products for failure to meet certain quality standards, the Company has the right, at its cost and expense, to sell or otherwise dispose of the Products, subject to certain conditions.

The Mastronardi Morehead Agreement has a term of 10 years. The Company has a limited, one-time right to terminate the Mastronardi Morehead Agreement if certain return targets are not reached. During the term of the Mastronardi Morehead Agreement, Mastronardi has a right of first refusal to enter into similar arrangements with regard to any additional growing facilities the Company establishes in Kentucky or West Virginia.
The Company recognizes revenue at a point in time and at the amount it expects to be entitled to be paid when its performance obligation is complete, which is generally when control of the Products is transferred to its customers upon pick-up by the customer or the customer’s agent from the Company’s facilities. Prices for the Company’s Products are based on agreed upon rates with customers and do not include financing components or noncash consideration. Revenue is recorded net of variable consideration, such as commissions and other shipping, handling and marketing costs incurred as defined in the customer agreements. Revenue is also recorded net of provisions for returns and rejections for Products that do not meet quality specifications, with such provisions calculated using historical averages adjusted for any expected changes due to current business conditions. Payment terms are generally 30 days.

5. Fair Value Measurements
The company categorizes its assets and liabilities into one of three levels based on the assumptions (inputs) used in determining their values, as defined below:
•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for each measurement:

		Fair Value as of March 31, 2021
(In thousands)	Balance Sheet Account	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency options	Other assets, net	$—	$166	$—	$166
Total assets		$—	$166	$—	$166
Liabilities:
Foreign currency forward contracts	Other current liabilities	$—	$798	$—	$798
Private Warrants	Private Warrant liabilities	—	29,920	—	29,920
Total liabilities		$—	$30,718	$—	$30,718

The Company’s condensed consolidated financial instruments include foreign currency forward and option contracts that are measured at fair value based on observable market transactions as of the reporting date. The fair values of the outstanding derivative instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. See Note 11. Derivative Financial Instruments for more information on the Company’s use of financial instruments.

The Private Warrant liabilities are determined using a Black-Scholes option pricing model, a Level 2 valuation. The significant inputs to the Private Warrant valuation are as follows:

	On the Closing Date of the Business Combination	March 31, 2021
Exercise price	$11.50	$11.50
Stock price	$24.95	$18.30
Volatility	25.0%	55.8%
Remaining term in years	5.00	4.83
Risk-free rate	0.45%	0.92%
Dividend yield	—	—
The following table summarizes the private warrant activity for the three months ended March 31, 2021:

(In thousands)
Fair value of Private Warrants on the Closing Date	$45,565
Fair value of Private Warrants converted to Public Warrants	(5,819)
Change in fair value of Private Warrants	(9,826)
Fair value of Private Warrants outstanding as of March 31, 2021	$29,920

The Company did not have any assets or liabilities subject to fair value measurements on a recurring basis as of December 31, 2020.

The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Private Warrants recognized. The changes in the fair value of the Private Warrants may be material to our future operating results.

The Company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets which would generally be recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of a business combination or asset acquisition are also measured at fair value on a non-recurring basis during the measurement period allowed by the accounting standards codification guidance for business combinations, when applicable.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Carrying values of cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities approximate fair values because of their short-term nature.
6. Inventories
Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Finished goods inventories represent costs associated with boxed produce not yet sold. Growing crop inventories primarily represent the costs associated with growing produce within the Company’s CEA facilities. Materials and supplies primarily represent growing and packaging supplies. Inventory costs are comprised of the purchase and transportation cost plus production labor and overhead.

Inventories consisted of the following:

	March 31, 2021	December 31, 2020
Growing crops	$3,275	$2,606
Raw materials	1,597	781
Finished goods	31	—
Total inventories, net	$4,903	$3,387
7. Property and Equipment
Property and equipment at cost and accumulated depreciation are as follows:

	March 31, 2021	December 31, 2020
Land	$19,449	$7,277
Buildings	76,165	57,362
Machinery and equipment	43,357	9,581
Construction in progress	50,824	78,174
Leasehold improvements	2,320	871
Less: accumulated depreciation	(1,153)	(620)
Total property and equipment, net	$190,962	$152,645
Depreciation expense for the three months ended March 31, 2021 and 2020 was $1,772 and $21, respectively.
During the three months ended March 31, 2021, the Company continued construction on the two additional CEA facilities in Berea, Kentucky and Richmond, Kentucky. The Company also acquired the Morehead CEA facility and related property from Equilibrium Controlled Environment Foods Fund, LLC and its affiliates (“Equilibrium”), a related party (See Note 10(a)).
The purchase price for the Morehead CEA facility was $125,000, which was equal to a multiple of Equilibrium’s cost of acquire, develop and construct the Morehead CEA facility. The Morehead CEA facility was placed in service during the three months ended March 31, 2021. As of December 31, 2020, building cost included $56,748 related to Morehead CEA facility right-to-use assets held under a finance lease with Equilibrium.

8. Accrued Expenses
Accrued expenses are as follow:

	March 31, 2021	December 31, 2020
Payroll and related	$2,237	$563
Professional service fees	2,284	693
Construction costs	1,408	2,574
Other accrued liabilities	935	352
Incentive compensation	864	—
Utilities	476	384
Interest on convertible debt with a related party	—	618
Total accrued expenses	$8,204	$5,184

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
9. Note Payable with a Related Party
On September 28, 2020, the Company entered into a convertible promissory note with Inclusive Capital Partners Spring Master Fund, L.P., a related party, to finance capital investments and operating needs. The Convertible Note had a principal balance of $30,000 and interest at 8.0% per annum. The outstanding principal amount of the Convertible Note and unpaid accrued interest was extinguished at a conversion price equal to $9.50 per share upon the successful closing of the Business Combination. The note principal of $30,000 and accrued interest of $618 were included as current liabilities at December 31, 2020. In connection with the Business Combination on January 29, 2021, the outstanding principal and unpaid accrued interest due was converted into an aggregate 3,242 shares of the Company’s common stock, such that the Convertible Note was no longer outstanding and ceased to exist.

10. Commitments and Contingencies
(a)Equilibrium Transaction
On March 1, 2021, the Company closed on the Membership Interest Purchase and Sale Agreement (the “MIPSA”) with Equilibrium that was entered into in December 2020, pursuant to which it purchased from Equilibrium 100% of its membership interests in its subsidiary, Morehead Farm LLC. The purchase price for Morehead Farm LLC (“Morehead Farm”) was $125,000 which was equal to a multiple of Equilibrium’s cost to acquire, develop and construct the Morehead Facility.
At closing, Morehead Farm LLC, which owns the Morehead facility, became a wholly owned subsidiary of the Company. Concurrent with the closing of the MIPSA the Master Lease Agreement that the Company had entered into on May 13, 2019 with Morehead Farm LLC to lease the Morehead facility and ancillary agreements related thereto, were terminated. As a result, the closing date balances of $66,504 for the financing obligation related to construction in progress assets and $58,496 for the finance lease liability related to the completed portion of the Morehead facility were settled and de-recognized from the Company’s unaudited condensed consolidated balance sheet.
(b)Other Leases
The Company’s other lease portfolio is primarily comprised of operating leases for offices. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease.
Operating lease right-of-use assets, net and liabilities are recognized within the condensed consolidated balance sheets based on the present value of lease payments over the lease term. As the implicit rate is generally not readily determinable for most leases, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate reflects the estimated rate of interest that the Company would pay to borrow on a collateralized basis over a similar term in a similar economic environment. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Leases may include renewal options, and the renewal option is included in the lease term if the Company concludes that it is reasonably certain that the option will be exercised. A certain number of the Company’s leases contain rent escalation clauses, either fixed or adjusted periodically for inflation of market rates, that are factored into the calculation of lease payments to the extent they are fixed and determinable at lease inception.

For the period ended March 31, 2021 and 2020 the Company recognized $97 and $14, respectively, of operating lease expense in selling, general and administrative expense (“SG&A”) within the unaudited condensed consolidated statement of operations and comprehensive loss.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The future minimum rental payments required under the leases for each year of the next five years and in the aggregate thereafter are as follows:

Operating leases
Remainder of 2021	$319
2022	426
2023	415
2024	368
2025	355
2026 and thereafter	729
Total minimum payments required	2,612
Less: imputed interest costs(1)	(462)
Present value of net minimum lease payments(2)	$2,150
Weighted-average imputed interest rate	6.32%
Weighted-average remaining lease term	6.3
____________________________
(1)Represents the amount necessary to reduce net minimum lease payments to present value using actual rate in the lease agreement or the Company’s incremental borrowing rate at lease inception.
(2)Included in the unaudited condensed consolidated balance sheet as of March 31, 2021 as current and non-current lease liability of $300 and $1,850, respectively.

	Period Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$52	$10
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$735	$30

(c)     Agreements with Dalsem

The Company entered into agreements with Dalsem Greenhouse Technology, B.V. (“Dalsem”) for the construction of new CEA facilities in Richmond, Kentucky and Berea, Kentucky on November 20, 2020 and December 11, 2020, respectively. Under terms of the agreements, Dalsem will provide certain services related to the design, engineering, procurement, construction, startup and testing of a greenhouse and certain ancillary facilities at each site. Total costs under the agreements are based on actual costs incurred by Dalsem and payments are due upon the completion of certain established project milestones, with a portion of each payment due in Euros and a portion due in U.S. dollars. Either party is entitled to terminate the agreements upon the occurrence of certain events of default and the Company is entitled to terminate the agreements if Dalsem fails to meet certain performance requirements. The Company may also terminate the agreements without cause with written notice and a termination payment to Dalsem.

(d)     Purchase Commitments

There were no purchase commitments that were unrecorded at March 31, 2021 and December 31, 2020, respectively.

11. Derivative Financial Instruments
During the three months ended March 31, 2021, the Company entered into foreign currency forward and option contracts to hedge certain cash flows related to anticipated expenditures related to the construction of its Berea, Kentucky and Richmond, Kentucky CEA facilities. These contracts, which have maturities ranging through December 2022, qualify as cash flow hedges and are used to hedge the Company’s foreign currency risk associated with the Euro denominated payments due upon the completion of established project milestones under the applicable CEA facility construction contracts. As of March 31, 2021, the total notional amount outstanding of foreign currency contracts designated as cash flow hedging instruments was €49,692. The Company maintains collateral of $5,000 for the hedge program which is included in other non-current assets and margin call deposits of $670 which are included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheet at March 31, 2021.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The Company has elected to measure hedge effectiveness using the “spot method” under which the hedging relationship is considered perfectly effective and changes in the fair value of the forward and options contracts attributable to changes in the spot rate are recorded as a component of other AOCL. As the hedged items are ultimately capitalized as part of the CEA facility fixed assets, the AOCL amounts will be reclassified into earnings over the same periods as the future depreciation expense related to those assets. Consistent with the allocation of greenhouse facility fixed asset depreciation, the AOCL reclassification will also be allocated between cost of goods sold (“COGS”) and SG&A within the unaudited condensed consolidated statement of operations and comprehensive loss.
Under the “spot method”, changes in the fair value of forward contracts attributable to changes in the difference between the forward rate and the spot rate (forward points) and the fair value of option contracts attributable to time and volatility values (up-front premium) will be excluded from the measure of hedge effectiveness and amortized as COGS and SG&A on a straight-line basis over the terms of the underlying contracts. During the three months ended March 31, 2021, the Company recognized amortization expense of $30 related to its foreign currency hedge contracts within its unaudited condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2021, the Company had a net liability of $(632) in foreign currency contracts designated as cash flow hedging instruments, which is included in other current and non-current liabilities according to the expected settlement dates of the related contracts. The Company recorded unrealized losses of $(669), net of tax impact of $244, in AOCL for the three months ended March 31, 2021. The Company will release the AOCL amounts, net of tax impact, in the periods that the underlying transactions impact earnings as described above.
12. Stock Compensation and Other Benefit Plans
Equity Incentive Plan
On January 29, 2021, stockholders approved the 2021 Equity Incentive Plan, (the “Plan”), replacing the 2018 Equity Incentive Plan, (the “2018 Plan”), pursuant to which the Company’s Board of Directors may grant stock awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards, to officers, key employees, and directors. The Plan allows for non-employee director grants, which are accounted for in the same manner as employee awards. There are 10,027 registered shares of common stock reserved for issuance under the Plan. During the three months ended March 31, 2021, no awards were granted under the Plan.
There are 5,371 registered shares of common stock reserved for issuance upon exercise or settlement, as applicable, of awards made under the 2018 Plan. While no further awards may be granted under the 2018 Plan, that plan continues to govern all outstanding awards previously issued under it.
Vesting of the restricted stock units issued under the 2018 Plan (“2018 RSUs”) was dependent on a liquidity event, the Business Combination, which occurred on January 29, 2021. Accordingly, the Company recognized a one-time stock-based compensation expense of $2,616 as of that date as a retroactive catch-up of cumulative stock-based compensation expense for such awards from their original grant dates. Total stock-based compensation expense related to 2018 RSU’s was $6,244 during the three months ended March 31, 2021. As of March 31, 2021, the Company had 1,830 granted but unvested 2018 RSU’s with unrecognized stock-based compensation expense of $17,111 remaining.
Total stock-based compensation expense was $6,287 and $19 for the three months ended March 31, 2021 and 2020, respectively. Of these amounts, $6,027 and $19 were included in SG&A for the three months ended March 31, 2021 and 2020, respectively, and $260 and zero, respectively, in COGS for the three months ended March 31, 2021 and 2020, respectively, within the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Employee Stock Purchase Plan
On January 29, 2021, stockholders approved the 2021 Employee Stock Purchase Plan, (the “ESPP”). The ESPP provides eligible employees with a means of acquiring equity in the Company at a discounted price using their own accumulated payroll deductions. Under the terms of the ESPP employees can elect to have amounts of their annual compensation withheld, up to a maximum set by the board, to purchase shares of Company common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of Company common stock on (i) the offering date or (ii) the respective purchase date. There are 2,005 shares of common stock reserved for issuance under the ESPP. During the three months ended March 31, 2021, there were no shares purchased under the ESPP.
Employee Cash Incentive Plan
On March 23, 2021, the Compensation Committee of the Board (the “Committee”) adopted an Employee Cash Incentive Plan (the “Cash Incentive Plan”) which will govern the terms of annual cash incentive awards granted to eligible employees of the Company, as determined by the Committee from time to time. The Company’s named executive officers are eligible to participate in the Cash Incentive Plan, except that Jonathan Webb, the Company’s Chief Executive Officer, is not eligible to participate for the 2021 performance period. The Committee (or its delegate) will administer the Cash Incentive Plan and will have the authority to determine all of the awards granted under the Cash Incentive Plan.

The Cash Incentive Plan provides for a cash incentive award determined based on the achievement of specified annual Company performance goals, which include net revenue, adjusted EBITDA and improvement in the Company’s benefit corporation certification score, as well as individual performance goals. The performance measures for the Company’s named executive officers for the Company’s fiscal year ending December 31, 2021 will be described in the Company’s annual proxy statement filed in 2022. Each eligible employee will be assigned an individual incentive target expressed as a percentage of the employee’s annual base salary.

Following the end of each annual performance period, the Committee will determine achievement of the Company and individual performance goals. The Committee may modify and/or adjust the performance goals or the related level of achievement, in whole or in part, as it deems appropriate or equitable. Any cash incentive awards that become payable under the Cash Incentive Plan will generally be paid no later than 90 days following the end of the applicable performance period. In order to receive an award under the Cash Incentive Plan, the participant must generally remain employed and in good standing with the Company through the date of payment.
13. Income Taxes
The Company’s effective income tax rate was (7.6)% and 0% for the three months ended March 31, 2021 and 2020, respectively. The variance from the U.S. federal statutory rate of 21% for the three months ended March 31, 2021 was primarily attributable to a change in the Company’s valuation allowance. The Company’s income tax provision is impacted by a valuation allowance on the Company’s net deferred tax assets, net of reversing taxable temporary differences and considering future annual limitations on net operating loss carryforward utilization enacted by U.S. tax reform legislation. The Company maintains a valuation allowance on its net deferred tax assets for all periods presented as the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all the recorded deferred tax assets will not be realized in future periods. There was no income tax expense recognized in the three months ended March 31, 2020.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
14. Net Loss Per Common Share
Diluted net loss per common share is the same as basic net loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive:

Anti-dilutive common share equivalents	March 31, 2021	March 31, 2020
Stock options	2,866	2,159
Restricted Stock Units	2,561	—
Warrants	13,250	—
Total anti-dilutive common share equivalents	18,677	2,159

	Period Ended March 31,
	2021	2020
Numerator:
Net loss	$(28,515)	$(818)
Denominator:
Weighted-average common shares outstanding, basic and diluted	80,729	32,858
Net loss per common share, basic and diluted	$(0.35)	$(0.02)
15. Subsequent Events
In April 2021, the Company acquired Root AI, Inc., (“Root AI”) an artificial intelligence farming startup that creates intelligent robots to help manage high-tech indoor farms, for approximately $60,000. Total consideration included $10,000 in cash and 2,328 shares of the Company’s common stock. Founded in 2018, Root AI is based in Somerville, Massachusetts and has 19 full-time employees. The acquisition of Root AI is expected to provide the Company with a baseline of harvesting support while helping to evaluate crop health, predict yield, and optimize overall operations of its CEA facilities. The acquisition of Root AI will be accounted for under the acquisition method.
On April 12, 2021, the Company granted a total of 6,003 restricted stock units under the Plan.

APPHARVEST MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language are intended to identify forward-looking statements.
It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in Item 1A herein and in our other filings with the Securities and exchange Commission (the “SEC”). The impact of COVID-19 may also exacerbate these risks, any of which could have a material effect on us. All forward-looking statements included herein are made only as of the date hereof. Unless otherwise required by law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise after the date of such statement.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2020 included in our Current Report on Form 8-K/A filed with the SEC on March 2, 2021. As used in this section, unless the context suggests otherwise, “we,” “us,” “our,” “Company,” “AppHarvest” refer to AppHarvest, Inc. and its consolidated subsidiaries.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
AppHarvest was founded on January 19, 2018 and, together with its subsidiaries, is a sustainable food company creating a resilient and scalable ecosystem of applied technology greenhouses to serve the rapidly growing consumer demand for fresh, chemical-free, non-GMO fruits, vegetables and related products. We are operating and building some of the largest and most advanced agricultural facilities in the world. We are combining conventional agricultural techniques with the latest in controlled environment agriculture (“CEA”) technology to grow high-quality fruits and vegetables throughout the year. Our vision is to create America’s AgTech capital from within Appalachia and provide better produce, better farming practices, and better jobs.
Prior to October 2020, our operations were limited to organizing and staffing, business planning, raising capital, and acquiring and developing properties for CEA. In October 2020, we partially opened our first CEA facility in Morehead, Kentucky, which we estimate can cultivate more than 720,000 tomato plants with an approximate yield of more than 40 million pounds per year. We harvested our first crop of beefsteak tomatoes in January 2021 and we began harvesting our first crop of tomatoes on the vine in March 2021. Our Morehead CEA facility has been fully operational since March 2021, and production of the full 60 acres began as of the first week of May 2021.
We have six additional facilities in our current CEA facility development pipeline. We are currently constructing two CEA facilities in Berea, Kentucky and Richmond, Kentucky and have successfully reached all milestones for site preparation, permitting and construction. As of the filing date of this Quarterly Report on Form 10-Q, the Richmond facility is approximately 17% complete and the Berea facility is approximately 23% complete, based on the number of completed project weeks scheduled. We expect to begin construction of a 30 acre strawberry facility in Pulaski County, Kentucky in the second quarter of 2021 and anticipate the facility will be operational in the third quarter of 2022. We have signed an agreement to purchase the land for a 10 acre leafy green facility which we expect to close and begin construction on in the second quarter of 2021. We anticipate that the leafy green facility will be operational in the fourth quarter of 2022.
We expect to have five facilities operational by the end of 2022, with approximately 175 acres under production. We anticipate that we will have 12 operational CEA facilities in Appalachia with more than 500 acres of aggregate production capacity by the end of 2025.

In April 2021, we acquired Root AI, Inc. (now AppHarvest Technology, Inc.), an artificial intelligence and robotics company, including their team with experience in CEA. This group is focused on technological and operational improvements within AppHarvest, including the development of a complete technology solution integrating custom robotics, genetics, management software, and artificial intelligence. We plan to initially leverage this technology internally and may offer this as a services-based technology solution or as a turnkey CEA solution in certain markets. We currently anticipate that development of this technology solution will be completed by the end of 2025.
The Company is organized as a single operating segment. Substantially all of the assets and operations of the Company are located in the United States (“U.S.”).
Basis of Presentation
Currently, we conduct business through one operating segment. Prior to the three months ended March 31, 2021 we were a pre-revenue company with no commercial sales. We began generating sales during the three months ended March 31, 2021 and conduct our operations solely in the U.S..
For more information about our basis of presentation, refer to Note 1 of unaudited condensed consolidated financial statements for the three months ended March 31, 2021, and 2020, included elsewhere in this Quarterly Report on Form 10-Q.
Morehead Facility
On March 1, 2021, we closed on the Membership Interest Purchase and Sale Agreement (the “MIPSA”) with Equilibrium Controlled Environment Foods Fund, LLC and its affiliates (“Equilibrium”) that we entered into in December 2020, pursuant to which we purchased from Equilibrium 100% of the membership interests in Morehead Farm LLC (“Morehead Farm”). The purchase price for Morehead Farm was approximately $125 million, which was equal to a multiple of Equilibrium’s cost to acquire, develop and construct the Morehead facility. At closing, Morehead Farm, a subsidiary of Equilibrium that owns the Morehead facility, became our wholly owned subsidiary. Concurrent with the closing of the MIPSA, the Master Lease Agreement pursuant to which we leased the Morehead facility from Equilibrium and ancillary agreements related thereto, were terminated.
Factors Affecting Our Financial Condition and Results of Operations
We have expended, and expect to continue to expend, substantial resources as we:
•complete the build-out of the Berea, Kentucky and Richmond, Kentucky CEA facilities, develop additional property already purchased, and purchase additional properties for and begin construction on additional CEA facilities;
•continue harvesting existing crops throughout our first growing season ending later this year and plant and harvest new crops in our future growing seasons;
•implement the Purchase and Marketing Agreement with Mastronardi Produce Limited (“Mastronardi”) and fulfill our obligations under that agreement;
•identify and invest in future growth opportunities, including new or expanded facilities and new product lines;
•invest in sales and marketing efforts to increase brand awareness, engage customers and drive sales of our products;
•invest in product innovation and development, including our recent acquisition of Root AI Inc’s technologies; and
•incur additional general and administrative expenses, including increased finance, legal and accounting expenses, associated with being a public company and growing operations.
Business Combination and Public Company Costs
On January 29, 2021, Novus Capital Corporation (“Novus”), a special purpose acquisition company, consummated the business combination agreement and plan of reorganization (the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”) dated September 2020, by and among ORGA, Inc., a wholly owned subsidiary of Novus (“Merger Sub”), and AppHarvest Operations, Inc., a Delaware corporation (f/k/a AppHarvest, Inc.) (“Legacy AppHarvest”), pursuant to which Legacy AppHarvest was merged with and into Merger Sub, with Legacy AppHarvest surviving the merger as a wholly-owned subsidiary of Novus. On the closing date, Novus changed its name to AppHarvest, Inc.

While the legal acquirer in the Business Combination Agreement was AppHarvest, Inc. (formerly Novus), for financial accounting and reporting purposes under United States generally accepted accounting principles (“GAAP”), Legacy AppHarvest is the accounting acquirer as the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the issuance of stock by AppHarvest, Inc. (formerly Novus), for the stock of Legacy AppHarvest) does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of Legacy AppHarvest in many respects. Accordingly, the consolidated assets, liabilities and results of operations of Legacy AppHarvest will become the historical consolidated financial statements of the combined company, and Novus’s assets, liabilities and results of operations will be consolidated with Legacy AppHarvest beginning on the acquisition date. Operations prior to the Business Combination will be presented as those of Legacy AppHarvest in future reports. The net assets of AppHarvest, Inc. have been recognized at historical cost (which was consistent with carrying value), with no goodwill or other intangible assets recorded upon execution of the Business Combination.
Upon consummation of the Business Combination and the closing of the concurrent private placement of the 37,500 shares of the Company’s common stock (the “PIPE”), the most significant change in our reported financial position and results of operations was an increase in cash and cash equivalents (as compared to Legacy AppHarvest’s consolidated balance sheet at December 31, 2020) of approximately $435.2 million, including $375.0 million in gross proceeds from the PIPE.

As a consequence of the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.
Our future results of consolidated operations and financial position may not be comparable to historical results as a result of the Business Combination.
Convertible Debt
On September 28, 2020, we entered into a convertible promissory note with Inclusive Capital Partners Spring Master Fund, L.P., a related party, to finance capital investments and operating needs with a principal balance of $30.0 million. Upon completion of the Business Combination, the outstanding principal and unpaid accrued interest due on the convertible note was converted into an aggregate of 3.2 million shares of common stock in accordance with the terms of the agreement terms, and such converted convertible notes were no longer outstanding and ceased to exist, and any liens securing obligations under the convertible notes were released.

Key Components of Statement of Operations

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP measures, such as EBITDA or Adjusted EBITDA, to understand and evaluate our core operating performance. We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense or benefit, depreciation and amortization, and further adjusted for the following items: stock-based compensation, transaction-related costs, remeasurement of warrant liabilities and certain other non-recurring, non-cash and non-core items. We believe these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to the our financial condition and results of operations. Our management uses these non-GAAP measures for trend analyses and for budgeting and planning purposes.

We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating projected operating results and trends. Other similar companies may present different non-GAAP measures or calculate similar non-GAAP measures differently. Management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses that are required to be presented in our GAAP financial statements. Reconciliations of non-GAAP financial measures to the most directly comparable GAAP financial measures are included in discussion of results of operations below.
Net sales

Prior to the three months ended March 31, 2021,we had not yet generated sales. Substantially all of our net sales are generated from the sale of tomatoes under an agreement with one customer, Mastronardi.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) consist of payroll and payroll related expenses, stock-based compensation, professional services and legal fees, licenses and registration fees, insurance, depreciation, rent and various other personnel and office related costs. SG&A also includes start-up expenses related to pre-commencement commercial activities for tomatoes on the vine at the Morehead CEA facility.
Interest Expense
Interest expense primarily relates to the finance lease and financing obligation for the Morehead CEA facility which were settled upon purchase of Morehead Farm on March 1, 2021 and the convertible note that was converted to common stock upon completion of the Business Combination on January 29, 2021.
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
(Dollars in thousands)	March 31, 2021		March 31, 2020	$ Change
Net sales	$2,299		$—	$2,299
Cost of goods sold	6,836		—	6,836
	(4,537)	—	—	(4,537)
Operating expenses:
Selling, general and administrative expenses	31,489		980	30,509
Total operating expenses	31,489		980	30,509
Operating loss	(36,026)		(980)	(35,046)
Development fee income from a related party	—		134	(134)
Interest expense from related parties	(658)		(2)	(656)
Change in fair value of Private Warrants	9,826		—	9,826
Other	356		30	326
Loss before income taxes	(26,502)		(818)	(25,684)
Income tax expense	(2,013)		—	(2,013)
Net loss	$(28,515)		$(818)	$(27,697)

Reconciliation of GAAP to Non-GAAP

	Three Months Ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Net loss	$(28,515)	$(818)
Interest expense from related parties	658	2
Interest income	(23)	(29)
Income tax expense	2,013	—
Depreciation and amortization expense	1,802	21
EBITDA	(24,065)	(824)
Change in fair value of Private Warrants	(9,826)	—
Stock-based compensation expense	6,286	19
Transaction success bonus on completion of Business Combination	1,500	—
Business Combination transaction costs	13,261	—
Root AI acquisition costs	407	—
Adjusted EBITDA	$(12,437)	$(805)

The following sections discuss and analyze the changes in the significant line items in our unaudited condensed consolidated statements of operations for the comparison periods identified.
Net Sales
Net sales for the three months ended March 31, 2021 were $2.3 million compared to $0 for the comparable prior year period, due to initial tomato sales produced at our Morehead CEA facility.
Cost of Goods Sold
Cost of goods sold for the three months ended March 31, 2021 was $6.8 million compared to $0 for the comparable prior year period. The phased launch of commercial production at our Morehead CEA facility, including our initial harvest of beefsteak tomatoes and the planting and initial harvest of tomatoes on the vine, was the main driver of this increase as we had no production in the prior year period. The increase included the hiring and training of our labor force and establishment of production processes and procedures as we ramped up to full production capabilities.
Selling, General, and Administrative Expenses
SG&A for the three months ended March 31, 2021 was $31.5 million compared to $1.0 million for the comparable prior year period. The $30.5 million increase was primarily due to transaction costs related to the Business Combination, stock-based compensation expense, including a one-time charge due to the completion of the Business Combination, payroll and related costs due to higher headcount and professional services and legal fees including accounting and other consulting fees related to becoming a public company. These costs also include approximately $1.0 million of start-up costs related to the pre-commencement commercial activities for tomatoes on the vine at the Morehead CEA Facility.
Development Fee Income from a Related Party
We recognized development fee income of $0.1 million during the three months ended March 31, 2020 which represents the amortization of a one-time development fee we received for limited oversight services the Company performed at Equilibrium’s greenhouse construction site in Morehead, Kentucky. The fee was amortized on a straight-line basis, consistent with the timing of our services, from date of receipt through the project completion date in October 2020. We recognized no such income during the three months ended March 31, 2021.
Interest Expense
Interest expense during the three months ended March 31, 2021 primarily relates to the finance lease and financing obligation for the Morehead facility which were settled upon the purchase of Morehead Farm on March 1, 2021 and the convertible note that was converted to common stock upon completion of the Business Combination on January 29, 2021.
Income Taxes
Our effective income tax rate was (7.6)% and 0% for the three months ended March 31, 2021 and 2020, respectively. The variance from the U.S. federal statutory rate of 21% for the three months ended March 31, 2021 was primarily attributable to a change in our valuation allowance. There was no income tax expense recognized in the three months ended March 31, 2020.
Liquidity and Capital Resources
Cash and cash equivalents totaled $297.7 million as of March 31, 2021. Currently, our primary sources of liquidity are cash flows generated from the successful completion of the Business Combination and revenues from the sale of our tomatoes. We have incurred losses and generated negative cash flows from operations since our inception in 2018. At March 31, 2021, we had an accumulated deficit of $49.6 million.
The large-scale high-tech CEA business is capital-intensive, and we expect to continue to expend significant resources as we accelerate construction of our next two CEA facilities in Central Appalachia, which include a 15-acre facility in Berea, Kentucky, where we will grow leafy greens, and a 60-acre facility outside Richmond, Kentucky, where we expect to grow tomatoes. In addition to construction costs, these expenditures are expected to include working capital, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting and retaining a skilled local labor force. Other unanticipated costs may arise due to the unique nature of the Morehead facility, and the accelerated purchase and development of additional properties for high-tech CEA facilities. We believe we will continue to incur net losses for the foreseeable future as we continue growing and then selling our produce. In addition, we also expect to incur additional costs associated with operating as a public company.

We believe that our cash and cash equivalents on hand at March 31, 2021 are sufficient to meet our current payroll and working capital requirements for a period of at least 12 months from the date of this Quarterly Report on Form 10-Q, as well as our currently planned capital expenditure requirements as we continue to build out additional large-scale high-tech CEA facilities. The amount and timing of our future funding requirements, if any, will depend on many factors, including the timing and costs of completion of our large-scale high-tech CEA facilities.
We could potentially use our available financial resources sooner than we currently expect and may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for its business, financial condition and results of consolidated operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors”.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

(Dollars in thousands)	March 31,
	2021	2020
Net cash used in operating activities	$(36,157)	$(953)
Net cash used in investing activities	(134,538)	(83)
Net cash provided by financing activities	446,446	4,880
Cash and cash equivalents, beginning of year	21,909	6,031
Cash and cash equivalents, end of period	$297,660	$9,875
Net Cash from Operating Activities
Net cash used in operating activities was $36.2 million for the three months ended March 31, 2021 compared to $1.0 million for the three months ended March 31, 2020. The change of $35.2 million was primarily due to transaction costs related to the Business Combination, losses incurred related to the beginning of commercial production and sales at our Morehead CEA facility, as well as higher payroll and related costs due to increased headcount, and professional services and legal fees including accounting and other consulting fees related to becoming a public company.
Net Cash from Investing Activities
Net cash used in investing activities was $134.5 million for the three months ended March 31, 2021, compared to $0.1 million for the three months ended March 31, 2020. The change of $134.5 million was primarily due to the $125 million purchase of Morehead Farm pursuant to the MIPSA with Equilibrium that we completed on March 1, 2021.The remainder primarily related to construction of our Richmond and Berea CEA facilities.
Net Cash from Financing Activities
Net cash provided by financing activities was $446.4 million for the three months ended March 31, 2021, compared to $4.9 million for the three months ended March 31, 2020. The change of $441.6 million was substantially all related to the proceeds from the Business Combination.
Contractual Obligations
Our contractual obligations consist primarily of operating leases which impact our short-term and long-term liquidity and capital needs. The table below is presented as of March 31, 2021.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Year
Contractual obligations
Operating leases	$2,612	$425	$840	$708	$639
Total contractual obligations	$2,612	$425	$840	$708	$639
The table above does not include the contractual obligations related to our Morehead financing obligation or Morehead lease as concurrent with the closing of the MIPSA on March 1, 2021, the Master Lease Agreement and ancillary agreements related thereto were terminated. The table above also does not include amounts related to the construction of our Richmond and Berea CEA facilities, as the timing and amounts of future expenditures are currently unknown.

Off-Balance Sheet Arrangements
We have not entered into off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results could differ from those estimates and assumptions.
Stock-Based Compensation and Private Warrants
We recognize in our unaudited condensed consolidated statements of operations and comprehensive loss the grant-date fair value of stock options and restricted stock awards issued to employees and directors. Our stock options and RSU’s are subject to service-based vesting conditions. Our RSUs are also subject to performance-based vesting conditions that were satisfied upon completion of the Business Combination. Stock-based compensation expense is recognized on a straight- line basis over the associated service period of the award, which is generally the vesting term. We recognize forfeitures of awards as they occur.
We account for our private warrants (the “Private Warrants”) in accordance with ASC 815-40, under which we have determined that the Private Warrants are recognized as liabilities at fair value and subject to re-measurement at each balance sheet date until exercised. Changes in fair value of the Private Warrants are recognized in our unaudited condensed consolidated statements of operations and comprehensive loss. The fair value of the Private Warrants is estimated at each measurement date using a Black-Scholes option pricing model.

We estimate the fair value of our stock option awards and Private Warrants using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the fair value of the common stock, expected term, expected volatility, risk-free interest rate, and expected dividends.

Fair Value of Common Stock — Historically, as there had been no public market for our common stock, the fair value of the common stock for stock-based awards was determined by the board of directors based in part on valuations of the common stock prepared by a third-party valuation firm. Since the closing of the Business Combination our board of directors will determine the fair value of each share of common stock underlying stock-based awards based on the closing price of our common stock as reported by Nasdaq on the date of the grant. For the Private Warrants, the fair value of the common stock is based upon historical values.

Expected Term — The expected term of the options represents the average period the stock options are expected to remain outstanding. As we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term of options granted is derived from the average midpoint between the weighted average vesting and the contractual term, also known as the simplified method. For the Private Warrants, the expected term is the time from transaction date, to expiration in years.

Expected Volatility — As we were not a public company before the closing of the Business Combination, and did not have any trading history for common stock, the expected volatility for the stock-based awards was based on the historical volatility of the common stock of comparable publicly traded companies. Since the closing of the Business Combination our expected volatility is based on the trading history for our common stock. For the Private Warrants, the volatility is based on the implied volatility of other comparable Special Purpose Acquisition Company (“SPAC”) warrants.

Risk-Free Interest Rate — The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury notes as of the grant date with maturities commensurate with the expected term of the awards.

Expected Dividends — The expected dividends assumption is based on the expectation of not paying dividends in the foreseeable future; therefore, we used an expected dividend yield of zero.

Assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of stock options granted and Private Warrants issued involve inherent uncertainties and the application of judgment. As a result, if factors or expected outcomes change and significantly different assumptions or estimates are used, our equity-based compensation and Private Warrant liabilities could be materially different.

Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through the end of the 2021 fiscal year and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company,we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on AppHarvest’s system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2025, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
Recent Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that we adopt as of the specified effective date.
See Item 1, “Financial Statements - Note 2 Summary of Significant Accounting Policies for a discussion of recent accounting pronouncements and their effect on us.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
As a smaller reporting company, this information is not required.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended March 31, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). The SEC Staff Statement focused in part on provisions in warrant agreements that provide for potential changes in the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. Historically, all of the warrants issued during the initial public offering of Novus were reflected as a component of equity. In light of the SEC Staff Statement, we reassessed the accounting for the warrants and determined that the accounting treatment for the Private Warrants was in error. While the terms of the Private Warrants have not changed, as a result of the SEC Staff Statement, we determined that the Private Warrants should have been classified as liabilities and subsequently remeasured at fair value on a recurring basis pursuant to Accounting Standards Codification Topic 815. The terms of the warrants provide for differences in the mechanics of a cashless exercise dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions preclude the Private Warrant from being classified in equity. We determined that there was no impact to the historical accounting by Novus for the Public Warrants as a result of the SEC Staff Statement and that the Public Warrants were properly reflected as a component of stockholders’ equity. The historical financial statements of Legacy AppHarvest, which are the financial statements of the combined company following the consummation of the Business Combination, are not affected by the SEC Staff Statement.

We intend to file an amendment (the "Amended Novus 10-K") to Novus's Annual Report on Form 10-K filed with the SEC on January 29, 2021 reflecting this change in classification of the Private Warrants for the period from March 5, 2020 (inception) through December 31, 2020 (the "Affected Period") and the corresponding restatement to the financial statement items for the Affected Period will be reflected in disclosures in the financial statements included in the Amended Novus 10-K. In addition, the Amended Novus 10-K will reflect the expense of certain issuance costs associated with the Private Warrants that were previously offset against stockholders’ equity.

In connection with the restatement, management re-evaluated the effectiveness of Novus’s disclosure controls and procedures as of December 31, 2020. Management concluded that Novus’s disclosure controls and procedures were not effective as of December 31, 2020, due to a material weakness in the internal control over financial reporting related to the accounting for complex equity instruments, solely as a result of Novus’s classification of the Private Warrants as components of equity instead of derivative liabilities. We believe that the identified material weakness was remediated following the Business Combination, as the disclosure controls and procedures and internal controls over financial reporting of Legacy AppHarvest (as the deemed accounting acquirer) became the disclosure controls and procedures and internal control over financial reporting of the combined company, and the financial reporting and accounting personnel of Legacy AppHarvest assumed such roles and responsibilities of the combined company.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Selected Risks Affecting Our Business

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our securities. These risks include, among others, the following:

•We are an early-stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future. Our business could be adversely affected if we fail to effectively manage our future growth.
•We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our operations and future growth.
•We face risks inherent in the greenhouse agriculture business, including the risks of diseases and pests.
•We currently rely on a single facility for all of our operations.
•Any damage to or problems with our CEA facilities, or delays in construction, could severely impact our operations and financial condition.
•Mastronardi Produce Limited (“Mastronardi”) is currently our sole, exclusive marketing and distribution partner. We are highly dependent on this relationship, and impairment to or termination of this relationship could adversely affect our results of operations and financial condition.
•We could be adversely affected by a change in consumer preferences, perception and spending habits in the food industry, and failure to develop and expand our product offerings or gain market acceptance of our products could have a negative effect on our business.
•We have agreed not to compete with Mastronardi outside of Kentucky and West Virginia, which may limit our business opportunities.
•We build CEA facilities which may be subject to unexpected costs and delays due to reliance on third parties for construction, material delivery, supply-chains and fluctuating material prices.
•We may not be able to compete successfully in the highly competitive natural food market.
•We have not completed our first growing season at full operating capacity, which makes it difficult to forecast future results of operations.
•Demand for tomatoes and other vine produce is subject to seasonal fluctuations and may adversely impact our results of operations in certain quarters.
•Food safety and foodborne illness incidents or advertising or product mislabeling may materially adversely affect our business by exposing us to lawsuits, product recalls, or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
•As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.

Risks Related to Our Business and Industry

We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future. Our business could be adversely affected if we fail to effectively manage our future growth.

We incurred net losses of $28.5 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. We believe we will continue to incur net losses for the foreseeable future as we continue our first growing season and commercial sales of our products. Even once we complete our first growing season at full capacity, there is no guarantee when, if ever, we will become profitable. We expect to expend substantial resources as we:

•complete the build-out of facilities for which building has commenced and begin construction on additional facilities;
•continue harvesting existing crops and plant and harvest new crops in our existing and future facilities;
•fulfill our obligations under our marketing and distribution agreement with Mastronardi;
•identify and invest in future growth opportunities, including the purchase or lease of new or expanded facilities and the development of new product lines;
•invest in sales and marketing efforts to increase brand awareness, engage customers and drive sales of our products;
•invest in product innovation and development; and
•incur additional general administration expenses, including increased finance, legal and accounting expenses, associated with being a public company and growing operations.

These investments may not result in the growth of our business. Even if these investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan and vision, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could adversely affect our business, financial condition and results of operations.

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our operations and future growth.

The high-tech greenhouse agriculture business is extremely capital-intensive and we expect to expend significant resources to complete the build-out of facilities under construction, continue harvesting existing crops and plant and harvest new crops in our existing and future CEA facilities. These expenditures are expected to include working capital, costs of acquiring and building out new facilities, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting and retaining a skilled local labor force. In addition, other anticipated costs may arise due to the unique nature of these CEA facilities and the completion of our first growing season at full capacity. We currently import many of the supplies and materials for greenhouse operations from abroad, including the construction materials for our CEA facilities, and seeds for plants. Accordingly, we are subject to risk of fluctuation in exchange rates, which could cause unexpected increases in our costs and harm our financial position.

We expect that our existing cash and credit available under our loan agreements will be sufficient to fund our planned operating expenses, capital expenditure requirements and any debt service payments through at least the next 12 months. However, our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than Common Stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans.

We face risks inherent in the greenhouse agriculture business, including the risks of diseases and pests.

We are focused on building large-scale CEA facilities in Central Appalachia with the goal of providing quality domestic supply of fresh fruits and vegetables to nearly 70% of the U.S. population. We primarily grow two varieties of tomatoes at the Morehead facility — tomatoes on the vine and beefsteak tomatoes — and expect to expand to other tomato varieties and other fruits and vegetables such as berries, peppers, cucumbers, and leafy greens in the future at other facilities. As such, we are subject to the risks inherent in an agricultural business, such as insects, plant and seed diseases and similar agricultural risks, which may include crop losses, for which we are not insured. Although our produce is grown in climate-controlled greenhouses, there can be no assurance that natural elements will not have an effect on the production of these products. In particular, plant diseases, such as root rot or tomato brown rugose fruit virus, or pest infestations, such as whiteflies, can destroy all or a significant portion of our produce and could eliminate or significantly reduce production at the greenhouse until we are able to disinfect the greenhouse and grow replacement tomatoes or other vegetables and fruits.

Although we have taken and continue to take precautions to guard against crop diseases and pests, these efforts may not be sufficient. In addition, diseases and pests can make their way into greenhouses from outside sources over which we have limited or no control. Diseases and pests can be inadvertently brought in by employees, from seeds and propagation vendors and from the trucks that transport supplies to the greenhouse. Once a disease or pest is introduced, we will need to quickly identify the problem and take remedial action in order to preserve the growing season. Failure to identify and remediate any diseases or pests in a timely manner could cause the loss of all or a portion of our crop and result in substantial time and resources to resume operations. Crop losses as a result of these agricultural risks could negatively impact our business, prospects, financial condition, results of operations and cash flows.

We currently rely on a single facility for all of our operations.

Our first CEA facility is a 2.76 million square foot CEA facility in Morehead, Kentucky, which partially opened in October 2020 and became fully operational in March 2021. For the immediate future, we will rely solely on the operations at the Morehead facility. Adverse changes or developments affecting the Morehead facility could impair our ability to produce our products and our business, prospects, financial condition and results of operations. Any shutdown or period of reduced production at the Morehead facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would significantly disrupt our ability to grow and deliver our produce in a timely manner, meet our contractual obligations and operate our business. Our greenhouse equipment is costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars or other factors. If any material amount of our machinery were damaged, we would be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. Any insurance coverage we have may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Any damage to or problems with our CEA facilities, or delays in construction, could severely impact our operations and financial condition.

Any damage to or problems with the Morehead facility or any other CEA facilities we build or use in the future could have a severe adverse impact on our operations and business. We face risks including, but not limited to:

•Weather. Our operations may be adversely affected by severe weather including tornados, lightning strikes, wind, snow, hail and rain. A tornado, lightning strike, severe hailstorm or unusually large amount of snow could cause damage or destruction to all or part of our greenhouse. We may be required to expend significant resources and time in mitigating damage to our crops, and such damage may not be covered by insurance. The impact of a severe weather event or natural disaster could result in significant losses and seriously disrupt our entire business.
•Water Supply. We irrigate our plants with recycled rainwater, collected in a 10-acre on-site retention pond, eliminating the need for city water or well water. The pond is constantly aerated with nanobubble technology, which combats harmful algae blooms and cyanotoxins. Once rainwater is pumped into the facility from the pond, it enters a closed-loop irrigation system. The water is processed through a sand filter and then sanitized with UV light. This destroys any viruses, bacteria and protozoa without the use of chemicals and with no unwanted disinfection by-products. Despite these precautions, there remains risk of contamination to our water supply from outside sources. Any contamination of the water in the retention pond could require significant resources to correct and could result in damage or interruption to our growing season.
•Energy Costs or Interruption. Although our plants primarily grow using natural sunlight, requiring less energy per plan than indoor warehouse farms, we do supplement the light our plants receive with LED lighting and high-pressure sodium lighting, which makes us vulnerable to rising energy costs. We have diesel generators to maintain energy supply in the case of an outage, but these generators would not be able to power the facility for any prolonged period of time and could result in reduced crop yield. Rising or volatile energy costs may adversely impact our business, and our operations could be significantly affected by a prolonged power outage.

In addition, we may experience unexpected delays in building our CEA facilities for a variety of reasons, including limited labor due to COVID-19 or other factors, unexpected construction problems or severe weather. If we experience significant unexpected delays in construction, we may have to limit or miss out on an entire growing season depending on the timing and extent of the delays, which could harm our business, financial condition and results of operations.

We depend on employing a skilled local labor force, and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.

Agricultural operations are labor intensive, and the growing season for greenhouses is year-round. In general, each year, we plan to begin planting in September, grow and harvest the produce into June or July and then remove plants and clean the greenhouse in August. These year-round operations depend on the regular availability of labor in Appalachia.

Central Appalachia’s labor force long powered America through its coal mining operations. Over the past decade, the industry’s precipitous decline and replacement by natural gas has left tens of thousands of skilled workers unemployed throughout the region. We have rapidly hired in the region as we prepare to open our CEA facility and benefited from a strong network of employer assistance programs ready to help companies interested in locating in the region to provide jobs for its ready workforce. However, there is competition for skilled agricultural labor in the region, particularly from the cannabis industry, and even if we are able to identify, hire and train our labor force, there is no guarantee that we will be able to retain these employees. Any shortage of labor or lack of regular availability could restrict our ability to operate our greenhouses profitably, or at all.

In addition, efforts by labor unions to organize our employees could divert management attention away from regular day-to-day operations and increase our operating expenses. Labor unions may make attempts to organize our non-unionized employees. We are not aware of any activities relating to union organizations at any of our facilities, but we cannot predict which, if any, groups of employees may seek union representation in the future or the outcome of any collective bargaining. If we are unable to negotiate acceptable collective bargaining agreements, we may have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of our any work stoppage, our operating expenses could increase significantly, which could negatively impact our financial condition, results of operations and cash flows.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Mastronardi is currently our sole, exclusive marketing and distribution partner. We are highly dependent on this relationship, and impairment to or termination of this relationship could adversely affect our results of operations and financial condition.

Mastronardi is our exclusive marketing and distribution partner for all tomatoes, peppers, cucumbers, berries and leafy greens (collectively, the “Products”) pursuant to the Purchase and Marketing Agreement between Legacy AppHarvest and Mastronardi dated as of March 28, 2019, as amended on December 18, 2020 (the “Mastronardi Morehead Agreement”). Under the terms of the Mastronardi Morehead Agreement, we are responsible for growing, producing, packing and delivering all Products to Mastronardi, and Mastronardi is responsible for marketing, branding and distributing the Products to its customers. Mastronardi will sell the Products at market prices that are consistent with the best and highest prices available during the duration of the applicable growing season for like kind United States Department of Agriculture (“USDA”) Grade No. 1 products. Mastronardi will set the market price for the Products and will pay over to us the gross sale price of the Products sold by Mastronardi, less a marketing fee and Mastronardi’s costs incurred in the sale and distribution of the Products, which can fluctuate.

Mastronardi is only obligated to purchase our products that are at or above USDA Grade No. 1 standards and export quality standards within North America and of a quality required by Mastronardi’s customers, in Mastronardi’s sole determination. The Mastronardi Morehead Agreement provides for an inspection period during which Mastronardi will inspect our products to determine whether it meets the required quality standards, and Mastronardi may reject and return any of our products that do not meet these standards. Any significant or unexpected rejection of our products could negatively impact our results of operations, and we may be unable to sell the rejected products to other third parties. Further, because Mastronardi acts as an intermediary between us and the retail grocers or foodservice providers, we do not have short-term or long-term commitments or minimum purchase volumes with them that ensure future sales of our products.

If we expand our growing acreage or operations in Kentucky or West Virginia, Mastronardi has a right of first refusal to be the exclusive distributor of any produce arising as a result of such expansion for the greater of ten years from the date of first commercial production of the additional products or the remainder of the term of the Mastronardi Morehead Agreement. In the event we or our affiliates engage in the business of growing fresh produce in a greenhouse in Kentucky and West Virginia (in each case, a “New Grower Facility”), Mastronardi has the right to deem such New Grower Facility to be under an agreement with Mastronardi on the same material terms and conditions of the Mastronardi Morehead Agreement for a period of ten years. In December 2020, Mastronardi elected to deem our new facilities in Richmond and Berea to be New Grower Facilities.

Due to the exclusive nature of this long-term distribution relationship, we could also be adversely affected if Mastronardi experiences impairment to its brand and reputation or to its financial condition. Mastronardi and we are each entitled to terminate the Mastronardi Morehead Agreement in the case of the other party’s uncured breach of the contract or bankruptcy or insolvency. If the Mastronardi Morehead Agreement is terminated, we may experience difficulty or delay in finding a suitable replacement distributor in a timely manner or at all, and our business, financial condition and results of operations could be harmed.

We could be adversely affected by a change in consumer preferences, perception and spending habits in the food industry, and failure to develop and expand our product offerings or gain market acceptance of our products could have a negative effect on our business.

The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance will depend significantly on factors that may affect the level and pattern of consumer spending in the U.S. food industry market in which we operate. Such factors include consumer preference, consumer income, consumer confidence in and perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

•Consumer Preferences. We currently produce primarily tomatoes on the vine and beefsteak tomatoes. Although tomatoes are the second most popular fresh market vegetable per capita in the United States, with per capita consumption increasing significantly in the past 40 years, there is no guarantee that tomatoes will continue to garner this popularity, that consumers will prefer the varieties of tomatoes grown by us, or that we will be successful in capturing a sufficient market share. If we are able to expand our product offerings to include other vegetables and fruits, such as cucumbers, peppers, leafy greens, and berries, we will similarly be impacted by consumer preferences for such vegetables and fruits.
•Safety and Quality Concerns. Media coverage regarding the safety or quality of, or diet or health issues relating to, our products or the processes involved in our manufacturing, may damage consumer confidence in our products. For example, manufacturers and regulatory authorities have issued recalls of tomatoes in the past due to issues such as salmonella contamination. Any widespread safety or quality issues involving tomatoes or other fresh fruits or vegetables — even if not involving us — could adversely affect consumer confidence in and demand for such tomatoes or other fresh produce.
•Consumer Income. A general decline in the consumption of our products could occur at any time as a result of change in consumer spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of the COVID-19 pandemic or other events.

The success of our products will depend on a number of factors including our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of Our products from those of our competitors, and the effectiveness of marketing and advertising campaigns for our products. We may not be successful in identifying trends in consumer preferences and growing or developing products that respond to such trends in a timely manner. We or our partners also may not be able to effectively promote our products by marketing and advertising campaigns and gain market acceptance. If our products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, we may not be able to fully recover costs and expenses incurred in our operations, and our business, financial condition or results of operations could be materially and adversely affected.

We may be unable to successfully execute on our growth strategy.

Our growth strategy includes the development of new controlled environment agriculture facilities and the expansion of our product line.

•New Controlled Agriculture Facilities. Our first CEA facility, which spans more than 60 acres, opened its first 30 acres of growing space in Morehead, Kentucky in October 2020, with the remainder becoming operational in March 2021. We have begun construction on our next two facilities in Berea and Richmond, both within Madison County, Kentucky. In October 2020, we announced that we had broken ground at the facility in Richmond. The facilities will include 60 acres of growing space for cucumbers and tomatoes on the vine in Richmond and 15 acres of leafy greens in Berea. Both new facilities are expected to be operational by the end of 2022. We are also planning additional facilities across Kentucky and throughout Central Appalachia, including a 30 acre strawberry facility and a 10 acre leafy green facility that we expect to begin construction on in the second quarter of 2021. We periodically enter into other agreements to purchase, or have an option to purchase, additional properties for potential development. We expect to have 12 operational CEA facilities by the end of 2025.

Identifying, planning, developing, constructing and finishing new CEA facilities in Central Appalachia has required and will continue to require substantial time and resources. Greenhouses, such as the Morehead facility and other facilities, require a large amount of flat land with a maximum cut and fill area, the ability to obtain the appropriate permits and approvals, sufficient utilities and road access and adequate labor availability, among other things. We may be unsuccessful in identifying available sites in Central Appalachia that are conducive to our planned projects, and even if identified, we may ultimately be unable to lease, purchase, build or operate on the land for any number of reasons. Because of the capital-intensive nature of these projects, we will need to prioritize which sites we plan to develop, and there can be no guarantee that we will select or prioritize sites that will ultimately prove to be appropriate for construction. Further, we may spend time and resources developing sites at the expense of other appropriate sites, which may ultimately have been a better selection or more profitable location. On the other hand, if we overestimate market demand and expands into new locations too quickly, we may have significantly underutilized assets and may experience reduced profitability. If we do not accurately align capacity at our greenhouses with demand, our business, financial condition and results of operations could be adversely affected.

•New Product Lines. We aspire to develop a leading fruit and vegetable brand widely known for its sustainable practices. We plan to leverage our strong mission to build an iconic brand recognized and revered by a loyal customer base that values a sustainable homegrown food supplier. We also consider the development of value-added products to be key to our long-term growth strategy with value-added defined as being beyond the traditional fresh vegetable offerings of tomatoes on the vine, beefsteak tomatoes, and other produce, and which could include items such as tomato paste, salsa, beverages, tomato sauces and ketchup. We also plan to evaluate opportunities to develop lines of co-branded fresh food and snacking products.

We may not be successful in our efforts to expand into value-added and co-branded products, or may invest in product opportunities that are not ultimately successful or profitable. We have no experience in developing or manufacturing value- added products and may not be able to develop or hire the expertise needed to expand into this field in an efficient and profitable manner. By developing co-branded products, we also face risks around aligning our brand with that of a third party over which we may have limited or no control.

We may not be able to implement our growth strategy successfully. Our sales and operating results will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

We have agreed not to compete with Mastronardi outside of Kentucky and West Virginia, which may limit our business opportunities.

We have agreed not to compete with Mastronardi outside of Kentucky and West Virginia, which includes the businesses of growing, harvesting, packaging, distributing or selling fresh produce, subject to certain exceptions for fresh produce that is grown in Kentucky or West Virginia. Although we are currently focused on building greenhouses in Central Appalachia, if we desired in the future to build or operate facilities outside of Kentucky or West Virginia that were competitive with Mastronardi, the Mastronardi Morehead Agreement requires us to obtain Mastronardi’s consent before doing so. If Mastronardi withholds such consent for any reason, this could have the effect of restricting certain business opportunities outside of Kentucky and West Virginia during the term of the non-compete provision. The non-compete provision runs for ten years from the date of a first commercial harvest from the Morehead facility and also runs for ten years measured from the date of a first commercial harvest from a facility deemed to be a New Grower Facility by Mastronardi under the terms of the Mastronardi Morehead Agreement.

We build CEA facilities, which may be subject to unexpected costs and delays due to reliance on third parties for construction, material delivery, supply-chains and fluctuating material prices.

We build CEA facilities that are dependent on a number of key inputs and their related costs including materials such as steel and glass and other supplies, as well as electricity and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition and operating results. We have entered into a direct contractual relationship with Dalsem Greenhouse Technology, B.V. (“Dalsem”) for the construction of our Richmond, Kentucky and Berea, Kentucky facilities and Dalsem also provides significant construction services for the Morehead facility. If Dalsem encounters unexpected costs, delays or other problems in building these CEA facilities, our financial position and ability to execute on our growth strategy could be negatively affected. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.
The price of production, sale and distribution of these goods may fluctuate widely based on the impact of numerous factors beyond our control including international, economic and political trends, transportation disruptions, expectations of inflation, global or regional consumptive patterns, speculative activities and increased production due to new production and distribution developments and improved production and distribution methods. In addition, we import substantially all of the construction materials used to build the CEA facilities. The use of third-party import services can cause logistical problems, unexpected costs and delays in facility construction, which we cannot directly control. Any prolonged disruption of third-party delivery and shipping services could negatively affect our facility building schedule. Rising costs associated with third-party transportation services used to ship materials may also adversely impact our building schedule and crop season planning, and more generally our business, financial condition, results of operations and prospects.

COVID -19 continues to impact worldwide economic activity, and the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, which are creating disruption in global supply chains such as closures or other restrictions on the conduct of business operations of manufacturers, suppliers and vendors. The increased global demand on shipping and transport services may cause us to experience delays in the future, which could impact our ability to obtain materials or build our greenhouses in a timely manner. These factors could otherwise disrupt our operations and could negatively impact our business, financial condition and results of operations.

If we experience significant unexpected delays in construction, we may have to limit or miss out on an entire growing season depending on the timing and extent of the delays, which could harm our business, financial condition and results of operations.

We may not be able to compete successfully in the highly competitive natural food market.

We operate in the highly competitive natural foods environment. With the importing of vine crops rapidly increasing, our competition includes large-scale operations in Mexico and to a lesser extent the southwestern United States. In this market, competition is based on, among other things, product quality and taste, brand recognition and loyalty, product variety, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims.

We may not be able to compete successfully with imported goods, including from Mexico and Canada. A risk for high-tech producers in the United States is that lower-cost Mexican producers will be able to increasingly step up and meet emerging U.S. retail market preferences for higher quality, improved product safety, year-round availability, and product innovation. Mexican producers achieve this not by investing equivalent capital, but by leveraging climatic advantages at lower cost. Market leadership will accrue to the most efficient producers who are able to reliably meet the needs of large U.S. retailers and can demonstrate advantages in marketing strategy, geography, technology, and production learning curves sufficient to warrant the substantial long- term working capital required to fuel the expected sustained growth of this niche. Meanwhile, Canadian producers are beginning or expanding production in the United States. The major factors driving this expansion are brand value of U.S. production and lower transportation and energy costs at U.S. facilities. The Canadian greenhouse industry is located primarily in Ontario in the east and British Columbia in the west. The Canadian greenhouse industry is supported by extensive government subsidies and financing that allows them to compete with the United States and Mexico on production cost.

We also face competition from traditional greenhouse operators both domestic and abroad, as well as from high-tech agricultural startups that are focused on development of farms either in or near major cities.

Each of these competitors may have substantially greater financial and other resources than us and some of whose products are well accepted in the marketplace today. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources. They may also have lower operational costs, and as a result may be able to offer comparable or substitute products to customers at lower costs. This could put pressure on us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices. Retailers may also market competitive products under their own private labels, which are generally sold at lower prices, and may change the merchandising of our products so we have less favorable placement.

The CEA agriculture business also has low barriers to entry, and we will not be able to prevent competitors from building and operating similar greenhouses. We rely heavily on the know-how of our employees and management team, our experience and our relationships with significant stakeholders in the agriculture industry and in Central Appalachia.

In addition, our ability to compete successfully in this market depends, in large part, on our ability to implement our growth strategy of building additional controlled environment facilities and expanding our product line. Our sales and operating results will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

We are currently harvesting our first growing season and have only just recently increased production in our single operating facility to full capacity, which makes it difficult to forecast future results of operations.
Our first CEA facility in Morehead, Kentucky partially opened in October 2020, marking the beginning of our first growing season. The Morehead facility was completed in March 2021 and has only recently begun operating at full capacity as we continue harvesting under our first growing season. As a result, our ability to accurately forecast future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. In future periods, revenue growth could slow or revenue could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of the overall market, or our failure, for any reason, to take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

If we fail to develop and maintain our brand, our business could suffer.

We plan to leverage our strong mission to build an iconic brand recognized and revered by a loyal customer base that values a sustainable homegrown food supplier. Our success depends on our ability to maintain and grow the value of our brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our product offerings, food safety, quality assurance, marketing and merchandising efforts, our continued focus on the environment and sustainability and ability to provide a consistent, high-quality consumer and customer experience. Any negative publicity, regardless of its accuracy, could impair our business.

With respect to our products that will be distributed by Mastronardi, Mastronardi controls the packaging, branding and marketing of these products. Although Mastronardi has agreed to use its best efforts to include the AppHarvest name and branding on our products, it is under no obligation to do so if such inclusion would conflict with instructions from a Mastronardi customer for the products or Mastronardi believes that we have suffered material impairment to our reputation or any of our brands. If Mastronardi does not include prominent AppHarvest branding on the packaging of our products we distribute, or if Mastronardi fails to effectively market our products, this could hamper our efforts to establish and grow our brand and reputation.

Further, the growing use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our partners or our products on social or digital media could seriously damage our brand and reputation. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our consumers, customers or distributors, including adverse publicity or a governmental investigation, litigation or regulatory enforcement action, could significantly reduce the value of our brand and significantly damage our business. If we do not achieve and maintain favorable perception of our brand, our business, financial condition and results of operations could be adversely affected.

Our brand and reputation may be diminished due to real or perceived quality, food safety, or environmental issues with our products, which could negatively impact our business, reputation, operating results and financial condition.

Real or perceived quality, food safety, or environmental concerns or failures to comply with applicable food regulations and requirements, whether or not ultimately based on fact and whether or not involving our (such as incidents involving Mastronardi or our competitors), could cause negative publicity and reduced confidence in our company, brand or products, which could in turn harm our reputation and sales, and could adversely affect our business, financial condition and operating results. Brand value is also based on perceptions of subjective qualities, such as appearance and taste, and any incident that erodes the loyalty of our consumers, including changes to product appearance, taste or packaging, could significantly reduce the value of our brand and significantly damage our business.

We also have no control over our products once Mastronardi or any other distributor takes possession of them. Distributors or consumers may store our products under conditions and for periods of time inconsistent with USDA, U.S. Food and Drug Administration (the “FDA”), and other governmental guidelines, which may adversely affect the quality and safety of our products.

If consumers do not perceive our products to be of high quality or safe, then the value of our brand would be diminished, and our business, results of operations and financial condition would be adversely affected. Any loss of confidence on the part of consumers in the quality and safety of our products would be difficult and costly to overcome. Any such negative effect could be exacerbated by our market positioning as a socially conscious grower of high quality produce and may significantly reduce our brand value. Issues regarding the safety of any of our products, regardless of the cause, may harm our brand, reputation and operating results.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our market opportunity estimates and growth forecasts, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of the ongoing COVID-19 pandemic and the related economic impact. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by these market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our product and those of our competitors. Even if the market in which we compete meets our size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, any forecasts of market growth should not be taken as indicative of our future revenue or growth prospects.

Demand for tomatoes, berries, peppers, cucumbers, other vine produce, and leafy greens is subject to seasonal fluctuations and may adversely impact our results of operations in certain quarters.

Demand for tomatoes berries, peppers, cucumbers, other vine produce, and leafy greens fluctuates and tends to be greater during the summer months. As a result, comparisons of our sales and operating results between different quarters within a single fiscal year may not necessarily be meaningful comparisons. If we are not correct in predicting demand and planning our growing seasons accordingly, we may experience a supply and demand imbalance, which could adversely impact our results of operations.

If we cannot maintain our company culture or focus on our vision as we grow, our business and competitive position may be harmed.

Our vision is to create America’s AgTech capital from within Appalachia and provide better produce, better farming practices and better jobs. Any failure to preserve our culture or focus on our vision could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important values. If we fail to maintain our company culture or focus on our vision, our business and competitive position may be harmed.

Recent and future acquisitions could disrupt our business and adversely affect our business operations and financial results.

We have in the past acquired products, technologies and businesses from other parties, such as our recent acquisition of Root AI in April 2021, and we may choose to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions, including the Root AI acquisition, involve many risks, including the following:

•an acquisition may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•an acquisition may result in uncertainty about continuity and effectiveness of service from either company;
•we may encounter difficulties in, or may be unable to, successfully integrate or sell any acquired solutions;
•an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;
•our use of cash to pay for an acquisition would limit other potential uses for our cash; and
•if we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants.

The occurrence of any of these risks could have an adverse effect on our business operations and financial results. In addition, we may only be able to conduct limited due diligence on an acquired company’s operations. Following an acquisition, we may be subject to unforeseen liabilities arising from an acquired company’s past or present operations and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any unforeseen liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition.

Food safety and foodborne illness incidents or advertising or product mislabeling may materially adversely affect our business by exposing us to lawsuits, product recalls, or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, foodborne illnesses or other food safety incidents caused by products, or involving our suppliers, could result in the discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs, regulatory enforcement actions, or harm to our reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence, or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.

The occurrence of foodborne illnesses or other food safety incidents could also adversely affect the price and availability of affected raw materials, resulting in higher costs, disruptions in supply and a reduction in sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our suppliers, distributors or customers, depending on the circumstances, to conduct a recall in accordance with FDA regulations, and comparable state laws. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could be outside the scope of our existing or future insurance policy coverage or limits.

In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants, and pathological organisms into consumer products as well as product substitution. FDA regulations require companies like us to analyze, prepare, and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products, suspension of our facilities’ registrations, and/or the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition, and operating results.

Our operations are subject to FDA and USDA governmental regulation and state regulation, and there is no assurance that we will be in compliance with all regulations.

Our operations are subject to extensive regulation by the FDA, and other federal, state and local authorities. Specifically, we are subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of food. Under this program, the FDA requires that facilities that grow, pack, and/or process food products comply with a range of requirements, including standards for the growing, harvesting, packing, and holding of produce, hazard analysis and preventative controls regulations, current good manufacturing practices, or GMPs, and supplier verification requirements. Our processing facilities are subject to periodic inspection by federal, state and local authorities. If we cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA or others, we may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, or could result in a recall of our product that have already been distributed. If the FDA or a comparable foreign regulatory authority determines that we have not complied with the applicable regulatory requirements, our business may be materially impacted.

We seek to comply with applicable regulations through a combination of employing internal experience and expert personnel to ensure quality-assurance compliance (i.e., assuring that products are not adulterated or misbranded) and contracting with third-party laboratories that conduct analyses of products to ensure compliance with nutrition labeling requirements and to identify any potential contaminants before distribution. Failure by us to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to our operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business.

Changes in existing laws or regulations, or the adoption of new laws or regulations, may increase our costs and otherwise adversely affect our business, results of operations and financial condition.

The manufacture and marketing of food products is highly regulated. We and our suppliers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality, and safety of our products, as well as the health and safety of our employees and the protection of the environment.

In the United States, we are subject to regulation by various government agencies, including the FDA, Federal Trade Commission (the “FTC”), Occupational Safety and Health Administration (“OSHA”), Environmental Protection Agency (the “EPA”), and USDA, as well as various state and local agencies. We are also regulated outside the United States by various international regulatory bodies. In addition, depending on customer specification, we may be subject to certain voluntary, third-party standards, such as Global Food Safety Initiative, or GFSI, standards and review by voluntary organizations, such as the Council of Better Business Bureaus’ National Advertising Division. We could incur costs, including fines, penalties and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. The loss of third-party accreditation could result in lost sales and customers, and may adversely affect our business, results of operations, and financial condition. In connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states.

The regulatory environment in which we operate could change significantly and adversely in the future. Any change in manufacturing, labeling or packaging requirements for our products may lead to an increase in costs or interruptions in production, either of which could adversely affect our operations and financial condition. New or revised government laws and regulations could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls, or seizures and confiscations, as well as potential criminal sanctions, any of which may adversely affect our business, results of operations, and financial condition.

Failure by any partner farms, suppliers of raw materials or co-manufacturers to comply with food safety, environmental or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.

If our suppliers, or any partner farms or co-manufacturers that we may engage in the future, fail to comply with food safety, environmental, or other laws and regulations, or face allegations of non-compliance, our operations may be disrupted. Additionally, such partner farms and co-manufacturers would be required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non- compliance, we might be forced to find alternative partner farms, suppliers or co-manufacturers and we may be subject to lawsuits related to such non-compliance by such partner farms, suppliers, and co-manufacturers. As a result, our supply of produce and finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations, and financial condition. The failure of any future co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, and economic loss. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of produce, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, results of operations, and financial condition.

We are subject to stringent environmental regulation and potentially subject to environmental litigation, proceedings, and investigations.

Our business operations and ownership and operation of real property are subject to stringent and complex federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment, and the handling and disposition of hazardous materials (including pesticides, fungicides and rodenticides) and wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment and to occupational safety and health. In addition, we may be required to obtain and maintain environmental permits for our business operations under certain environmental laws and regulations. Compliance with these laws and regulations, and the ability to comply with any modifications to these laws and regulations, is material to our business. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations and the issuance of injunctions delaying or prohibiting our business operations. New matters or sites may be identified in the future that will require additional investigation, assessment, or expenditures. Future discovery of contamination of property underlying or in the vicinity of our present properties or facilities and/or waste disposal sites could require us to incur additional expenses. The occurrence of any of these events, the implementation of new laws and regulations, regulations, or stricter interpretation of existing laws or regulations, could adversely affect our financial results.

Climate change and the regulation of greenhouse gases emissions have the potential to affect our business operations. For example, the Environmental Protection Agency has adopted regulations for the measurement and annual reporting of carbon dioxide, methane and other greenhouse gases emitted from certain large facilities. In addition, both houses of Congress have considered legislation to reduce emissions of greenhouse gases, and a number of states have taken, or are considering taking, legal measures to reduce emissions of greenhouse gases. In January 2021, President Biden issued the 2021 Climate Change Executive Order that, among other things, sets goals of a carbon pollution free power sector by 2035 and a net zero economy by 2050. This Executive Order also commenced the process for the U.S. reentering the Paris Climate Agreement. The Paris Climate Agreement provides for the cutting of carbon emissions every five years, beginning in 2023, and sets a goal of keeping global warming to a maximum limit of two degrees Celsius and a target limit of 1.5 degrees Celsius greater than pre-industrial levels. Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with greenhouse gas requirements. In addition, states and local governments are undertaking efforts to meet climate goals. Even if limits on greenhouse gas emissions are not directly applicable to us, they could result in increased electricity, fuel or other supply costs that may adversely affect our business. Moreover, some experts believe climate change poses potential physical risks, including an increase in sea level and changes in weather conditions, such as an increase in precipitation and extreme weather events. Our operations may be adversely affected by severe weather including tornados, lightning strikes, wind, snow, hail and rain.

We do not use chemical fungicides, or chemical rodenticides, and limit use of chemical pesticides in accordance with our Chemical Pesticide Policy. We use biopesticides and biofungicides as a part of an integrated crop management program whereby cultural controls are used to limit pesticide intervention. Biopesticides and biofungicides are only used where no other control step is practicable. We use ethephon-based products, considered organophosphate pesticides by the U.S. EPA, as plant growth regulators to facilitate even ripening of tomatoes on the vine. The federal environmental laws to which our operations are, or may be, subject include the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) and regulations thereunder, which regulate pesticides; the Clean Air Act (CAA) and regulations thereunder, which regulate air emissions; the Clean Water

Act (CWA) and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act (RCRA) and regulations thereunder, which regulate the management and disposal of hazardous and non-hazardous solid wastes; and the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and regulations thereunder, known more commonly as “Superfund,” which impose liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under the Occupational Safety and Health Act (OSHA) and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state and local laws and regulations may also apply.

The unavailability, reduction or elimination of government and economic incentives could negatively impact our business, prospects, financial condition and operating results.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of our operations or other reasons may result in the diminished competitiveness of the CEA facility industry generally or our products in particular. This could materially and adversely affect the growth of the CEA facility markets and our business, prospects, financial condition and operating results.

We rely on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm our ability to effectively operate our business.

We are dependent on various information technology systems, including, but not limited to, networks, applications, operating systems, and outsourced services in connection with the current and planned operation of our business.

A failure of these information technology systems to perform as anticipated could cause our business to suffer. For example, our growers are aided in their work by climate and greenhouse operations software designed by Priva B.V. If this software does not perform as anticipated, our growers may receive inadequate or erroneous information about the condition of the plants being grown, which may result in increased mitigation expenses, waste, additional labor expenses and partial or full loss of the crop.

In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches. Any such damage or interruption could negatively impact our business.

A cybersecurity incident or other technology disruptions could negatively impact our business.

We use or plan to use computers, software and technology in substantially all aspects of our business operations. We build and operate robotics which rely on these technologies. Our employees also use or plan to use mobile devices, social networking and other online activities to connect with crew members, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Cybersecurity incidents are increasing in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks in particular increasing in connection with the COVID-19 pandemic. Our business involves sensitive information and intellectual property, including know-how, private information about crew members and financial and strategic information about us and our business partners.

While we have implemented and plans to implement measures to prevent security breaches and cyber incidents, these preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation or release of sensitive information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers and distributors, potential liability and competitive disadvantage all of which could negatively impact our business, financial condition or results of operations.

The loss of any intellectual property could enable other companies to compete more effectively with us.

We own trademarks and other proprietary rights that are important to our business, including our principal trademark, AppHarvest. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to consumers. We believe that the protection of our trademarks, copyrights and domain names is important to our success. We have also invested a significant amount of money in establishing and promoting our trademarked brand. In connection with our acquisition of Root AI, Inc. (now AppHarvest Technology, Inc.), we acquired nine United States patent applications, which, if issued, are expected to expire in 2039 to 2041, without taking into account any possible patent term adjustment. We also rely on unpatented proprietary expertise and copyright protection to develop and maintain our competitive position. Our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property, including trademarks and copyrights.

We rely on confidentiality agreements and trademark and copyright law to protect our intellectual property rights. These confidentiality agreements with crew members and certain of our consultants, contract employees, suppliers and independent contractors generally require that all information made known to them be kept strictly confidential.

We cannot assure you that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. We also cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing robots, gripping tools and arms, and sensors that would be competitive with one or more of the technologies we are developing. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may negatively impact our business, financial condition and results of operations.

We may be unable to obtain or qualify for government grants and incentives in the future.

We have applied for and received various government grants and incentives in connection with building the Morehead facility, and we may in the future apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support sustainable agriculture. Our ability to obtain funds or qualify for incentives from government or other sources is subject to availability of funds under applicable programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining or qualifying for any of these additional grants, loans and other incentives, and failure to obtain or qualify for these grants, loans and other incentives could have a negative effect on our operating costs and ability to open additional greenhouses.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the useful lives of fixed assets, the valuation of instruments issued for financing and stock-based compensation, and income taxes, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our securities.

Our employees and independent contractors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could negatively impact our business, prospects, financial condition and operating results.

We are exposed to the risk that our employees and independent contractors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other activities that violate laws and regulations, including production standards, U.S. federal and state fraud, abuse, data privacy and security laws, other similar non-U.S. laws or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition and operating results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, prospects, financial condition and operating results.

The COVID-19 pandemic could negatively impact on our business, results of operations and financial condition.

In connection with the COVID-19 pandemic, and variants thereof, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. While such measures have been relaxed in certain jurisdictions, to the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain, treat, or prevent COVID-19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect our operations and demand for our products.

Although we have not experienced material financial impacts due to the pandemic, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows. Although our business is considered an “essential business,” the COVID -19 pandemic could result in labor shortages, which could result in our inability to plant and harvest crops at full capacity and could result in spoilage or loss of unharvested crops. The impact of COVID-19 on any of our suppliers, distributors, transportation or logistics providers may negatively affect our costs of operation and our supply chain. If the disruptions caused by COVID- 19, including decreased availability of labor, continue despite the increasing availability of vaccines, our ability to meet the demands of distributors and customers may be materially impacted.

Further, COVID-19 may impact customer and consumer demand. There may be significant reductions or volatility in consumer demand for our products due to the temporary inability of consumers to purchase these products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending or pantry-loading activity, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations and future growing seasons.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the effectiveness of vaccines against COVID-19 and variants thereof, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could negatively impact our business, financial condition results of operations and cash flows, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Adherence to our values and our focus on long-term sustainability may negatively influence our short- or medium-term financial performance.

Our values are integral to everything we do. We are committed to empowering individuals in Appalachia, driving positive environmental change in the agriculture industry and improving the lives of our employees and the community at large. We may take actions in furtherance of those goals and, therefore, our stockholders over a longer period of time, even if those actions do not maximize short- or medium-term financial results. However, these longer-term benefits may not materialize within the timeframe we expect or at all. For example, we are a public benefit corporation under Delaware law. As a public benefit corporation, we are required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purpose set forth in our amended and restated certificate of incorporation. In addition, there is no assurance that the expected positive impact from being a public benefit corporation will be realized. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

As a public benefit corporation, we are required to publicly disclose a report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed.

While not required by Delaware law or the terms of our amended and restated certificate of incorporation, we elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by an independent non -profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation.” The term “Certified B Corporation” does not refer to a particular form of legal entity, but instead refers to companies that are certified by an independent non-profit organization as meeting rigorous standards of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification may change over time. These standards may not be appropriately tailored to the legal requirements of publicly traded companies or to the operational requirements of larger companies. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to meet certification requirements, if that change in status were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations. Likewise, our reputation could be harmed if our publicly reported B Corporation score declines and that created a perception that we have slipped in our satisfaction of the Certified B Corporation standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with our values.

As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.

As a public benefit corporation, our board of directors have a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) specific public benefits identified in our charter documents. While we believe that our public benefit designation and obligation will benefit our stockholders, in balancing these interests the board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects.

For example:

•We may choose to revise our policies in ways that we believe will be beneficial to our stakeholders, including farmers, suppliers, employees and local communities, even though the changes may be costly;
•We may take actions, such as building state-of-the-art facilities with technology and quality control mechanisms that exceed the requirements of USDA and the FDA, even though these actions may be more costly than other alternatives;
•We may be influenced to pursue programs and services to demonstrate our commitment to the communities to which we serve and bringing ethically produced food to the table even though there is no immediate return to our stockholders; or
•In responding to a possible proposal to acquire the company, our board of directors may be influenced by the interests of our stakeholders, including farmers, employees, suppliers and local communities, whose interests may be different from the interests of our stockholders.

We may be unable or slow to realize the benefits we expect from actions taken to benefit our stakeholders, including farmers, employees, suppliers and local communities, which could adversely affect our business, financial condition and results of operations, which in turn could cause our stock price to decline.

As a public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interests, the occurrence of which may have an adverse impact on our financial condition and results of operations.

Stockholders of a Delaware public benefit corporation (if they, individually or collectively, own at least 2% of its outstanding capital stock shares of at least $2.0 million in market value) are entitled to file a derivative lawsuit claiming that its directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute our strategy. Any such derivative litigation may be costly and have an adverse impact on our financial condition and results of operations.

Risks Related to Ownership of Our Securities

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement described in “Item 4. Controls and Procedures - Changes in Internal Controls over Financial Reporting”, management re-evaluated the effectiveness of Novus’s disclosure controls and procedures as of December 31, 2020. Management concluded that Novus’s disclosure controls and procedures were not effective as of December 31, 2020, due to a material weakness in the internal control over financial reporting related to the accounting for complex equity instruments, solely as a result of Novus’s classification of the Private Warrants as components of equity instead of derivative liabilities. We believe that the identified material weakness was remediated following the Business Combination, as the disclosure controls and procedures and internal controls over financial reporting of Legacy AppHarvest (as the deemed accounting acquirer) became the disclosure controls and procedures and internal control over financial reporting of the combined company, and the financial reporting and accounting personnel of Legacy AppHarvest assumed such roles and responsibilities of the combined company.

The valuation of our Private Warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).
The change in fair value of our Private Warrants is the result of changes in stock price and the number of warrants outstanding at each reporting period. The change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding Private Warrants issued in connection with Novus’s IPO. Significant changes in our stock price or number of Private Warrants outstanding may adversely affect our net income (loss) in our consolidated statements operations.

Concentration of ownership among our executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

At the closing of the Business Combination our affiliates, executive officers, directors and their respective affiliates as a group beneficially owned approximately 38.9% of our outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, appointment and removal of officers, any amendment of the amended and restated certificate of incorporation and approval of mergers and other business combination transactions requiring stockholder approval, including proposed transactions that would result in our stockholders receiving a premium price for their shares and other significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “APPH” and “APPHW,” respectively. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

•limited availability of market quotations for our securities
•a determination that the Common Stock is a “penny stock” which will require brokers trading in the Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of Common Stock;
•a limited amount of analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our shares of Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of Common Stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

A significant portion of our total outstanding shares of Common Stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Common Stock. We are unable to predict the effect that sales may have on the prevailing market price of Common Stock and Public Warrants.

To the extent our Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by the selling security holders, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of the market price of Common Stock or adversely affect the market price of Common Stock.

In connection with the closing of the Business Combination, Novus’s prior registration rights agreement was amended and restated to, among other things, (i) provide our stockholders with three demand registration rights; (ii) provide our stockholders and the Novus Initial Stockholders customary underwritten takedown rights (subject to customary priorities, minimums, frequency, and quantity limits, cutbacks, deferrals and other terms); and (iii) afford each of our stockholders and the Novus Initial Stockholders, on a pari passu basis, “piggy back” registration rights with respect to any underwritten offerings by the other stockholders and by us. The sale or possibility of sale of these additional securities trading in the public market may negatively impact the market price of our securities.

In addition, we have filed a registration statement on Form S-8 under the Securities Act registering the issuance of approximately 17.4 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements, exercise of options, settlement of restricted stock units and the expiration of lock-up agreements.

Because we have no current plans to pay cash dividends on the Common Stock for the foreseeable future, you may not receive any return on investment unless you sell the Common Stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in the Common Stock unless you sell your shares of Common Stock for a price greater than that which you paid for it.

Our amended and restated certificate of incorporation designates specific courts as the exclusive forum for certain stockholder litigation matters, which could limit the ability of our stockholders to obtain a favorable forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against current or former directors, officers or other employees for breach of fiduciary duty, other similar actions, any other action as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware and any action or proceeding concerning the validity of our amended and restated certificate of incorporation or our amended and restated bylaws may be brought only in the Court of Chancery in the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, any state court located in the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit our stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, our stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.

In addition, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in our amended and restated certificate of incorporation is inapplicable or unenforceable. In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law . We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it. If a court were to find the exclusive forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, prospects, financial condition and operating results.

There is no guarantee that the Warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for our Warrants is $11.50 per share of Common Stock. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless.

We may amend the terms of the Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of shares of Common Stock purchasable upon exercise of a Warrant could be decreased, all without your approval.

Our Warrants are issued in registered form under the Warrant Agreement between the Warrant Agent and us. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Warrants to make any other modifications or amendments. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then- outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Warrant.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to Warrant holders, thereby making such Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the last reported sales price of Common Stock equals or exceeds $18.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you (a) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (c) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

In addition, we may redeem the Public Warrants after they become exercisable for a number of shares of Common Stock determined based on the redemption date and the fair market value of the Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Public Warrants are “out- of-the-money,” in which case, you would lose any potential embedded value from a subsequent increase in the value of the Common Stock had your Public Warrants remained outstanding.

You will be diluted by any exercises of outstanding Warrants and outstanding options as well as settlement of outstanding restricted stock units. In addition, we may issue additional shares of Common Stock or other equity securities convertible into Common Stock without your approval, which would dilute your ownership interests and may depress the market price of the Common Stock.

As of March 31, 2021, we had 13,250,000 Warrants, 2,866,339 options, and 2,561,126 restricted stock units outstanding. The exercise of such Warrants or options, and the settlement of such restricted stock units, will result in dilution of your investment and could negatively impact the market price of our Common Stock.

We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

•existing stockholders’ proportionate ownership interest in us will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share of Common Stock may be diminished; and
•the market price of our Common Stock may decline.

Anti-takeover provisions in our amended and restated certificate of incorporation and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our then current management.

Our amended and restated certificate of incorporation contains provisions that may delay or prevent an acquisition our company or a change in our management. These provisions may make it more difficult for stockholders to replace or remove members of our board of directors. Because the board of directors is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by our stockholders to replace or remove our current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of Common Stock. Among other things, these provisions include:

•the limitation of the liability of, and the indemnification of, our directors and officers;
•a prohibition on actions by our stockholders except at an annual or special meeting of stockholders;
•a prohibition on actions by our stockholders by written consent; and
•the ability of the board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by the board of directors.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent a third party from acquiring or merging with us, whether or not we are desired by, or beneficial to, our stockholders. This could also have the effect of discouraging others from making tender offers for the Common Stock, including transactions that may be in our stockholders’ best interests. Finally, these provisions establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. These provisions would apply even if the offer may be considered beneficial by some stockholders.

Our status as a public benefit corporation could make an acquisition of our company, which may be beneficial to our stockholders, more difficult.

While Delaware common law, as stated in Revlon, Inc. v. MacAndrews & Forbes Holdings, Inc., and related cases, may impose upon directors of a traditional corporation a duty to maximize short-term stockholder value in certain ‘sale of the company’ transactions, a public benefit corporation board’s decision-making would not be subject to those same constraints. As a public benefit corporation, our board of directors would need to take into account interests other than short-term stockholder value when evaluating a sale, and this balancing of interests may result in accepting a bid that may not maximize short-term stockholder value. This does not mean that, as a public benefit corporation, our board of directors balancing of interests would preclude us from accepting a bid that maximizes short-term stockholder value. Rather, our board of directors would weigh the merits of accepting the short-term value offered by a bid against other options that may generate greater long -term value or have other meaningful effects on those materially affected by our conduct or public benefit purpose and, if appropriate, could accept a bid that does not maximize short-term value. Our board of directors would also be able to reject a bid in favor of pursuing other stakeholder interests or the specified public benefit, to the detriment of stockholders.

In addition, Article VIII of our amended and restated certificate of incorporation provides that we shall not, either directly or indirectly, merge or consolidate with or into another entity if, as a result of such merger or consolidation, our capital stock would become, or be converted into or exchange for the right to receive, shares or other equity interests in a domestic or foreign corporation that is not a public benefit corporation or similar entity and the certificate of incorporation (or similar governing document) of which does not contain identical provisions to Article III of our amended and restated certificate of incorporation identifying the public benefit or public benefits, unless we have obtained, in addition to any affirmative vote required by law or by our amended and restated certificate of incorporation, the affirmative vote of the holders of at least 66 2⁄3% of the voting power of all of the then-outstanding shares our capital stock entitled to vote generally in the election of directors, voting as a single class. This provision of our amended and restated certificate of incorporation would require us to obtain a super-majority vote in order to merge or consolidate with an entity that is not a public benefit corporation, which could discourage acquisition offers that may otherwise be beneficial to stockholders.

General Risk Factors

If we fail to retain and motivate members of our management team or other key crew members, our business and future growth prospects would be harmed.

Our success and future growth depend largely upon the continued services of our executive officers as well as other key crew members. These executives and key crew members have been primarily responsible for determining the strategic direction of the business and executing our growth strategy and are integral to our brand, culture and reputation with distributors and others in the industry. From time to time, there may be changes in our executive management team or other key crew members resulting from the hiring or departure of these personnel. The loss of one or more of executive officers, or the failure by the executive team to effectively work with crew members and lead the company, could harm our business.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. We are not currently party to any material litigation.

Even when not merited, the defense of these lawsuits may divert management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.

We incur significant costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time- consuming and costly. The increased costs will increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.

Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the U.S. Internal Revenue Service (the “IRS”) with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) has already modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the business combination or other ownership changes.

We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of March 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $34.6 million.

Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than
50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the business combination or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

If we fail to timely and effectively implement controls and procedures required by the Sarbanes-Oxley Act that are applicable to us, our business could be harmed.

We are required to provide management’s attestation on internal controls subject to Section 404 of the Sarbanes-Oxley Act in our annual report on Form 10-K for the year ending December 31, 2021. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

We qualify as an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a)not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Novus commons stock in the IPO. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor smaller reporting company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in this Quarterly Report on Form 10-Q and our periodic reports and proxy statements.

The market price of our securities may be highly volatile, and you may not be able to resell your securities at or above the purchase price. The trading price of our securities could be volatile, and you could lose all or part of your investment.

The following factors, in addition to other factors described in this “Risk Factors” section and included elsewhere in this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our securities:

•the occurrence of severe weather conditions and other catastrophes;
•our operating and financial performance, quarterly or annual earnings relative to similar companies;
•publication of research reports or news stories about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•announcements by us or our competitors of acquisitions, business plans or commercial relationships;
•any major change in our board of directors or senior management;
•additional sales of our securities by us, our directors, executive officers or principal shareholders;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•short sales, hedging and other derivative transactions in our securities;
•exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices, foreign exchange rates and performance of insurance linked investments;
•our creditworthiness, financial condition, performance, and prospects;
•our dividend policy and whether dividends on our Common Stock have been, and are likely to be, declared and paid from time to time;
•perceptions of the investment opportunity associated with our securities relative to other investment alternatives;
•regulatory or legal developments;
•changes in general market, economic, and political conditions;
•conditions or trends in our industry, geographies or customers;
•changes in accounting standards, policies, guidance, interpretations or principles; and
•threatened or actual litigation or government investigations.

In addition, broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. In addition, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities

On January 29, 2021 and in connection with the closing of the Business Combination Agreement, we issued (i) 37,500,000 shares of Common Stock for a purchase price of $10.00 per share and an aggregate purchase price of $375.0 million pursuant to separate subscription agreements entered into effective as of September 28, 2020 and (ii) 3,242,336 shares of Common Stock upon conversion of the outstanding principal and unpaid accrued interest due on the Convertible Note to certain institutional and accredited investors. Such shares of Common Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds

On May 19, 2020, Novus consummated its initial public offering of 10,000,000 units, consisting of shares of Common Stock and warrants to purchase shares Common Stock, generating total gross proceeds of $100.0 million. After deducting payments to existing stockholders of $0.3 million in connection with their exercise of redemption rights prior to the closing of the Business Combination, the remainder of the trust account is now held on our balance sheet to fund our operations and continued growth.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit			Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Business Combination Agreement and Plan of Reorganization, dated September 28, 2020, by and among Novus, Merger Sub and AppHarvest	Form 8-K	001-39288	2.1	September 29, 2020
3.1	Amended and Restated Certificate of Incorporation of AppHarvest, Inc.	Form 8-K	001-39288	3.1	February 2, 2021
3.2	Amended and Restated Certificate of Bylaws of AppHarvest, Inc.	Form 8-K	001-39288	3.2	February 2, 2021
10.1	Offer Letter, dated January 5, 2021, by and between the Company and David Lee	Form S-4/A	333-249421	10.32	January 7, 2021
10.2	Amended and Restated Registration Rights Agreement, dated January 29, 2021, by and among AppHarvest and certain stockholders of AppHarvest	Form 8-K	001-39288	10.3	February 2, 2021
10.3	Stockholder Rights Agreement, dated January 29, 2021, by and among AppHarvest and certain stockholders of AppHarvest	Form 8-K	001-39288	10.5	February 2, 2021
10.4^	Assignment of and First Amendment to Right of First Refusal Agreement, dated March 1, 2021, by and among the AppHarvest Operations, Inc., CEFF US holdings and Equilibrium Sustainable Foods, LLC.	Form 8-K	001-39288	10.1	March 2, 2021
10.5	Second Amendment to Membership Interest Purchase and Sale Agreement, dated March 1, 2021, by and between CEFF Morehead Property and AppHarvest Morehead Farm, LLC.	Form S-1/A	333-252964	10.22	March 2, 2021
10.6	2018 Equity Incentive Plan, as amended	Form 8-K/A	001-39288	10.1	March 2, 2021
10.7	Forms of Notice of Grant, Stock Option Agreement, Notice of Exercise under the 2018 Equity Incentive Plan	Form 8-K/A	001-39288	10.2	March 2, 2021
10.8	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	Form 8-K/A	001-39288	10.3	March 2, 2021
10.9	2021 Equity Incentive Plan	Form 8-K/A	001-39288	10.4	March 2, 2021
10.10	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2021 Equity Incentive Plan	Form 8-K/A	001-39288	10.5	March 2, 2021
10.11	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	Form 8-K/A	001-39288	10.6	March 2, 2021
10.12	2021 Employee Stock Purchase Plan	Form 8-K/A	001-39288	10.7	March 2, 2021
10.13	AppHarvest, Inc. Non-Employee Director Compensation Policy	Form 8-K	001-39288	10.1	March 29, 2021
10.14	AppHarvest, Inc. Employee Cash Incentive Plan	Form 8-K	001-39288	10.2	March 29, 2021
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________
* Filed herewith.
** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule:
Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
^ Portions of this exhibit have been omitted as the Company has determined that the omitted information (i) is not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APPHARVEST, INC.
(Registrant)

Date: May 17, 2021	By:	/s/ Loren Eggleton
Loren Eggleton
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)