Form 10-K/A
period 2020-12-31
AppHarvest, Inc.
filed 2021-06-02
CIK 1807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38645

AppHarvest, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	84- 5042965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Appalachian Way Morehead, KY	40351
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (606) 653-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock par value $0.0001 per share	APPH	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for shares of Common Stock at an exercise price of $11.50 per share	APPHW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of  “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Small reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The Registrant’s units began trading on the Nasdaq Capital Market on May 15, 2020 and the Registrant’s shares of common stock began separate trading on the Nasdaq Capital Market on June 12, 2020. The aggregate market value of the Registrant’s shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2020, was $8,612,336.

As of May 21, 2021, 100,253,268 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Novus Capital Corporation (the “Company”) for the fiscal year ended December 31, 2020, as originally filed with the Securities and Exchange Commission (“SEC”) on January 29, 2021 (the “Original Filing”). This Amendment No. 1 restates the Company's previously issued consolidated financial statements as of and for the period from March 5, 2020 (Inception) through December 31, 2020. See Note 2, Restatement of Financial Statements, in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). The SEC Staff Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability.

Historically, all of our Public Warrants (as defined below) and Private Warrants (as defined below), which were issued in relation to our initial public offering (“IPO”) on May 19, 2021, were reflected as a component of equity within our consolidated balance sheets.

As previously reported in the Company’s Form 8-K filed with the SEC on May 14, 2021, in light of the SEC Staff Statement, we re-assessed our accounting for our Public and Private Warrants. Based on our re-assessment, we determined that the Private Warrants should be classified as liabilities and measured at fair value, with subsequent changes in fair value reported in our statement of operations for each reporting period. We determined that there was no impact to the historical accounting for our Public Warrants, and these continue to be properly reflected as a component of stockholders’ equity consistent with our historical practice.

The Company previously determined the amount of common stock subject to possible redemption while taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001, which resulted in a limitation on the amount of common stock subject to possible redemption being recorded in temporary equity. Upon consideration of the impact of the private placement proceeds available upon consummation of a potential business combination and the resulting increase in net tangible assets, the Company determined that the redemption value should not be subject to the net tangible assets limitation and concluded that all of the common stock should be considered subject to possible redemption with no common stock remaining in equity.

Impact of the Restatement

As a result of this restatement, the Private Warrants are now reflected as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statement of operations for the period from March 5, 2020 (Inception) through December 31, 2020. Both the Public Warrants and the Private Warrants are deemed equity instruments for income tax purposes, and, accordingly, there is no tax accounting relating to changes in the fair value of the Private Warrants recognized.

The Company also reclassified all of the common stock from equity to common stock subject to possible redemption in its consolidated balance sheet as of December 31, 2020, with corresponding adjustments to additional paid-in capital, common stock and accumulated deficit. As common stock subject to possible redemption is deemed an equity instrument for income tax purposes, there is no tax accounting relating to changes in the amount of common stock subject to possible redemption.

The impact of these adjustments was an increase to net loss of $13.7 million for the period from March 5, 2020 (Inception) through December 31, 2020, an increase to total liabilities of $16.9 million, an increase to common stock subject to possible redemption of $34.1 million and a corresponding decrease to total equity of $51.0 million as of December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash, or cash equivalents.

See Note 2, Restatement of Financial Statements, in Part II, Item 8, Financial Statements and Supplementary Data, for additional information on the restatement and the related financial statement effects.

Internal Controls

In connection with the restatement, we re-evaluated the effectiveness of Novus’s disclosure controls and procedures as of December 31, 2020. Management concluded that Novus’s disclosure controls and procedures were not effective as of that date, due to a material weakness in internal control over financial reporting related to the accounting for complex equity instruments, solely as a result of Novus’s classification of the warrants as a component of equity instead of derivative liabilities and classification of the common stock as a component of equity instead of common stock subject to possible redemption. For a discussion of our consideration of disclosure controls and procedures, internal control over financial reporting and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Filing, amended and restated with modifications as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

•	Part I, Item 1A. Risk Factors

•	Part II, Item 7. Management’s Discussion and Analysis of Plan of Operation and Results of Operations

•	Part II, Item 8. Financial Statements and Supplementary Data

•	Part II, Item 9A. Controls and Procedures

However, for the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety, as amended to reflect the restatement.

In addition, our Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update, or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for any of the quarters for the year ended December 31, 2020. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable) and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

INTRODUCTORY NOTE

We were originally known as Novus Capital Corporation (“Novus”). On January 29, 2021 (the “Closing Date”), AppHarvest, Inc., a Delaware public benefit corporation (“Legacy AppHarvest”), Novus and ORGA, Inc., a Delaware corporation and wholly owned subsidiary of Novus (“Merger Sub”), consummated the closing of the transactions contemplated by the Business Combination Agreement and Plan of Reorganization, dated September 28, 2020, by and among Novus, Legacy AppHarvest and Merger Sub (the “Business Combination Agreement”). Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy AppHarvest and Novus was effected through the merger of Legacy AppHarvest with and into Merger Sub, with Legacy AppHarvest surviving as a wholly owned subsidiary of Novus (the “Merger” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). On the Closing Date, Legacy AppHarvest changed its name to AppHarvest Operations, Inc. and Novus changed its name from Novus Capital Corporation to AppHarvest, Inc. Legacy AppHarvest was deemed to be the accounting acquirer in the Merger. While Novus was the legal acquirer in the Merger, because Legacy AppHarvest was deemed the accounting acquirer, the historical consolidated financial statements of Legacy AppHarvest became the historical consolidated financial statements of the combined company upon the consummation of the Merger. Except as where otherwise noted, or where the context indicates otherwise, references in this Form 10-K/A to “we,” “us,” “company” or “our company” are to Novus prior to the closing of the Business Combination. References to “management” or our “management team” are to the officers and directors of AppHarvest, Inc. References to our “initial stockholders” are to the holders of our founder shares prior to our IPO. Because we closed the Business Combination after the end of our fiscal year, this Annual Report on Form 10-K includes the financial statements of Novus and related Management’s Discussion and Analysis, which describes the business, financial condition, results of operations, liquidity and capital resources of Novus prior to the Business Combination and disclosure in “Item 14. Principal Accountant Fees and Services” relates to fees paid in respect of Novus’ financial statements. Interested parties should refer to our Current Reports on Form 8-K for more information.

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

At the Effective Time, by virtue of the Merger and without any action on the part of Novus, Merger Sub, AppHarvest or the holders of any of AppHarvest’s securities:

•	Each share of AppHarvest common stock issued and outstanding immediately prior to the Effective Time (including shares of AppHarvest common stock resulting from the conversion of AppHarvest preferred stock and shares of AppHarvest common stock subject to forfeiture restrictions or other restrictions issued pursuant to the AppHarvest, Inc. 2018 Equity Incentive Plan (“2018 Plan”) or otherwise (each an “AppHarvest Restricted Share”) will be cancelled and automatically converted into the right to receive the number of shares of our common stock equal to the exchange ratio provided for in the Business Combination Agreement (the “Exchange Ratio”); provided, however, that each share of our common stock issued in exchange for AppHarvest Restricted Shares shall be subject to the terms and conditions giving rise to a substantial risk of forfeiture that applied to such AppHarvest Restricted Shares immediately prior to the Effective Time to the extent consistent with the terms of such AppHarvest Restricted Shares.

•	All shares of AppHarvest common stock and AppHarvest preferred stock held in the treasury of AppHarvest shall be canceled without any conversion thereof and no payment or distribution shall be made with respect thereto.

•	Each share of Merger Sub common stock issued and outstanding immediately prior to the Effective Time shall be converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock, par value $0.001 per share, of the surviving corporation.

•	Each AppHarvest option that is outstanding immediately prior to the Effective Time, whether vested or unvested, shall be converted into an option to purchase a number of shares of our common stock (such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (x) the number of shares of AppHarvest common stock subject to such AppHarvest option immediately prior to the Effective Time and (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such AppHarvest option immediately prior to the Effective Time divided by (B) the Exchange Ratio.

•	Each award of outstanding restricted stock units to acquire shares of AppHarvest common stock immediately prior to the Closing issued pursuant to an award granted under the 2018 Plan or otherwise (each an “AppHarvest RSU”) that is outstanding immediately prior to the Effective Time shall be assumed by Novus and converted into an award of restricted stock units to acquire shares of our common stock (each, a “Converted RSU Award”). Each Converted RSU Award will represent the right to acquire that number of shares of our common stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of AppHarvest common stock subject to the AppHarvest RSU award immediately before the Effective Time and (2) the Exchange Ratio; provided, that, except as specifically provided above, following the Effective Time, each Converted RSU Award shall continue to be governed by the same terms and conditions (including vesting terms) as were applicable to the corresponding former AppHarvest RSU award immediately prior to the Effective Time.

•	No certificates or scrip or shares representing fractional shares of our common stock shall be issued upon the exchange of AppHarvest common stock and such fractional share interests will not entitle the owner thereof to vote or to have any rights of a stockholder of Novus or a holder of shares of our common stock. In lieu of any fractional share of our common stock to which each holder of AppHarvest common stock would otherwise be entitled, the fractional share shall be rounded up or down to the nearest whole share of our common stock, with a fraction of 0.5 rounded up. No cash settlements shall be made with respect to fractional shares eliminated by rounding.

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

In connection with the restatement as described elsewhere in this Annual Report, including within Note 2 to the consolidated financial statements, management re-evaluated the effectiveness of Novus’s disclosure controls and procedures as of December 31, 2020. Management concluded that Novus’s disclosure controls and procedures were not effective as of December 31, 2020, due to a material weakness in the internal control over financial reporting related to the accounting for complex equity instruments, solely as a result of Novus’s classification of the warrants as a component of equity instead of derivative liabilities and classification of the common stock as a component of equity instead of common stock subject to possible redemption.

AppHarvest believes that the above identified material weakness was remediated following the Business Combination as the disclosure controls and procedures and internal controls over financial reporting of privately held AppHarvest (as the deemed accounting acquirer) became the disclosure controls and procedures and internal control over financial reporting of the combined company, and the financial reporting and accounting personnel of privately held AppHarvest assumed such roles and responsibilities of the combined company.

There can be no assurance that other material weaknesses will not arise in the future. Any material weaknesses in our internal control over financial reporting could cause us to fail to meet our future reporting obligations or could result in material misstatements in our financial statements, which in turn could have an adverse effect on our financial condition. Any material weakness could also adversely affect the results of the periodic management evaluations and, to the extent we are no longer an emerging growth company, the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that will be required under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control deficiencies could also cause investors to lose confidence in our reported financial information which could have an adverse effect on the trading price of our securities.

The valuation of our Warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).

The change in fair value of our Private Warrants is the result of changes in stock price and the number of warrants outstanding at each reporting period. The Change in Fair Value of Warrant Liabilities represents the mark-to-market fair value adjustments to the outstanding Private Warrants issued in connection with the Company’s IPO. Significant changes in our stock price or number of Private Warrants outstanding may adversely affect our net income (loss) in our consolidated statements operations.

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

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K/A including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “shall,” “should,” “would and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors relating to the Merger, please refer to the Risk Factors section of the Registration Statement on Form S-4, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the period from March 5, 2020 (inception) through December 31, 2020, we had a net loss of $17,185,742, which consisted of a $13,650,000 change in fair value of Private Warrant liabilities and operating costs of $3,584,271, including $77,330 of transaction costs related to the issuance of Private Warrants, offset by interest income on marketable securities held in the trust account of $48,410 and interest income from our operating bank account of $119.

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

For the period from March 5, 2020 (inception) though December 31, 2020, cash used in operating activities was $583,665. Net loss of $17,185,742 was affected by a $13,650,000 change in fair value of Private Warrant liabilities, interest earned on marketable securities held in the trust account of $48,410 and changes in operating assets and liabilities, which provided $3,000,487 of cash for operating activities.

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

Private Warrants

The Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by us and exercisable by such holders on the same basis as the Public Warrant.

We evaluated the Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. Since the Private Warrants meet the definition of a derivative under ASC 815, we recorded the Private Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date. The Private Warrants were valued using a Black-Sholes-Merton pricing model as described in notes to the consolidated financial statements. The changes in the fair value of the Private Warrants may be material to our future operating results.

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

In connection with the restatement as described elsewhere in this Annual Report, including within Note 2 to the consolidated financial statements, management re-evaluated the effectiveness of Novus’s disclosure controls and procedures as of December 31, 2020 as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this re-evaluation, management concluded that Novus’s disclosure controls and procedures were not effective as of December 31, 2020, due to a material weakness in the internal control over financial reporting related to the accounting for complex equity instruments, solely as a result of Novus’s classification of the warrants as a component of equity instead of derivative and classification of the common stock as a component of equity instead of common stock subject to possible redemption. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that Novus’s financial statements were prepared in accordance with United States generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material aspects, Novus’s financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

AppHarvest believes that the above identified material weakness in the internal control over financial reporting was remediated following the Business Combination as the disclosure controls and procedures and internal controls over financial reporting of privately held AppHarvest (as the deemed accounting acquirer) became the disclosure controls and procedures and internal control over financial reporting of the combined company, and the financial reporting and accounting personnel of privately held AppHarvest assumed such roles and responsibilities of the combined company.

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

Audit Committee

Messrs. Laikin and Bostic and Ms. Goodman serve as members of our audit committee, and Ms. Goodman chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Laikin and Bostic and Ms. Goodman meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K/A;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Compensation Committee

Messrs. Laikin and Bostic and Ms. Goodman, each of whom is an independent director under Nasdaq’s listing standards, serve as members of the compensation committee. Mr. Bostic chairs the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement/prospectus and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement/prospectus; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

(a) The following documents are filed as part of this annual report on Form 10-K/A:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b) Financial Statement Schedules.   All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c) Exhibits:   The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K/A.

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
2.1	Business Combination Agreement and Plan of Reorganization, dated September 28, 2020, by and among Novus, Merger Sub and AppHarvest	Form 8-K	001-39288	2.1	September 29, 2020
3.1	Certificate of Incorporation of Novus	Form S-1	333-237877	3.1	April 28, 2020
3.2	Amended and Restated Certificate of Incorporation of Novus	Form S-1/A	333-237877	3.2	May 14, 2020
3.3	Amended and Restated Bylaws of Novus	Form S-1	333-237877	3.3	April 28, 2020
4.1	Specimen Unit Certificate of Novus	Form S-1/A	333-237877	4.1	May 14, 2020
4.2	Specimen Common Stock Certificate of Novus	Form S-1	333-237877	4.2	April 28, 2020
4.3	Specimen Warrant Certificate of Novus
4.4	Specimen Common Stock Certificate of Combined Company	Form S-4/A	333-249421	4.4	December 1, 2020
4.5	Warrant Agreement, dated May 19, 2020, by and between Continental Stock Transfer & Trust Company and Novus	Form 8-K	001-39288	4.1	May 20, 2020
10.1	Business Combination Marketing Agreement, dated May 14, 2020, between Novus and EarlyBirdCapital, Inc.	Form 8-K	001-39288	1.2	May 20, 2020
10.2	Investment Management Trust Agreement, dated May 19, 2020, by and between Continental Stock Transfer & Trust Company and Novus	Form 8-K	001-39288	10.1	May 20, 2020
10.3	Stock Escrow Agreement, dated May 19, 2020, by and among Novus, Continental Stock Transfer & Trust Company and Novus Initial Stockholders	Form 8-K	001-39288	10.2	May 20, 2020
10.4	Registration Rights Agreement, dated May 19, 2020, by and among Novus and certain stockholders	Form 8-K	001-39288	10.3	May 20, 2020
10.5	Form of Amended and Restated Registration Rights Agreement, by and among Novus, Novus Initial Stockholders and New Holders	Form S-4/A	333-249421	10.5	November 9, 2020
10.6	Promissory Note of Novus	Form S-1	333-237877	10.3	April 28, 2020
10.7	Stockholder Support Agreement, dated September 28, 2020, by and among Novus and certain stockholders	Form 8-K	001-39288	10.1	September 29, 2020
10.8	Sponsor Support Agreement, dated as of September 28, 2020, by and among Novus and Novus Initial Stockholders	Form 8-K	001-39288	10.2	September 29, 2020
10.9	Form of Subscription Agreement for private warrants by Novus Initial Stockholders	Form S-1	333-237877	10.5.1	April 28, 2020
10.10	Warrant Subscription Agreement, dated March 26, 2020, by and between Novus and EarlyBirdCapital, Inc.	Form S-1	333-237877	10.5.2	April 28, 2020
10.11	Form of Letter Agreement from Novus’s officers and directors	Form S-1	333-237877	10.1.1	April 28, 2020
10.12	Form of Letter Agreement from the Novus’s initial stockholders	Form S-1	333-237877	10.1.2	April 28, 2020
10.13	Form of Letter Agreement from the Novus’s chairman	Form S-1	333-237877	10.1.3	April 28, 2020
10.14	Form of Letter Agreement from Novus’s CFO	Form S-1	333-237877	10.1.4	April 28, 2020
10.15	Form of Lock-Up Agreement	Form S-4	333-249421	10.15	October 9, 2020
10.16	Form of Sponsor Restricted Stock Agreement, by and among Novus, Novus Initial Stockholders and AppHarvest	Form S-4/A	333-249421	10.16	November 9, 2020
10.17	Form of PIPE Subscription Agreement	Form 8-K	001-39288	10.3	September 29, 2020
23.1	Consent of Marcum LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page of this Form 10-K/A).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#         In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Amendment No. to the Annual Report on Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, in Morehead, Kentucky, on the 2nd day of June, 2021.

AppHarvest, Inc.

By:	/s/ Jonathan Webb
Name: Jonathan Webb
Title: Chief Executive Officer and Chairperson

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Jonathan Webb and Loren Eggleton, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign this Amendment No. 1 to Annual Report on Form 10-K (including amendments thereto), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jonathan Webb	Chief Executive Officer and Chairperson (Principal Executive Officer)	June 2, 2021
Jonathan Webb

/s/ Loren Eggleton	Chief Financial Officer	June 2, 2021
Loren Eggleton	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Lee	President and Director	June 2, 2021
David Lee

/s/ Kiran Bhatraju	Director	June 2, 2021
Kiran Bhatraju

/s/ Ciara Burnahm	Director	June 2, 2021
Ciara Burnahm

/s/ Greg Couch	Director	June 2, 2021
Greg Couch

/s/ Robert Laikin	Director	June 2, 2021
Robert Laikin

/s/ Anna Mason	Director	June 2, 2021
Anna Mason

/s/ R. Geof Rochester	Director	June 2, 2021
R. Geof Rochester

/s/ Martha Stewart	Director	June 2, 2021
Martha Stewart

/s/ Jeffrey Ubben	Director	June 2, 2021
Jeffrey Ubben

NOVUS CAPITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Novus Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Novus Capital Corporation (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the period from March 5, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from March 5, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of 2020 Financial Statements.

As discussed in Note 2 and Note 10 to the consolidated financial statements, the accompanying consolidated financial statements as of December 31, 2020 and for the period from March 5, 2020 (inception) through December 31, 2020 have been restated to correct errors related to warrants.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020

New York, NY

January 29, 2021, except for the effects of the restatement discussed in Note 2, Note 10 and the subsequent event discussed in Note 11 as to which the date is June 2, 2021.

NOVUS CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2020

(Restated)

ASSETS
Current Assets
Cash	$311,954
Prepaid expenses	77,701
Total Current Assets	389,655

Cash and marketable securities held in Trust Account	100,048,410
TOTAL ASSETS	$100,438,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities Accounts payable and accrued expenses	$3,078,188
Total Current Liabilities	3,078,188

Private Warrant liabilities	16,900,000
TOTAL LIABILITIES	19,978,188

Commitments

Common stock subject to possible redemption 12,650,000 shares at redemption value	126,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.0001 par value, 30,000,000 shares authorized, 0 shares issued and outstanding (excluding 12,650,000 shares subject to possible redemption)	—
Additional paid in capital	—
Accumulated deficit	(46,040,123)
Total Stockholders’ Deficit	(46,040,123)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$100,438,065

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

Formation and operating costs	$3,584,271
Loss from operations	(3,584,271)

Other (expense) income:
Change in fair value of Private Warrant liabilities	(13,650,000)
Interest income - bank	119
Interest earned on marketable securities held in Trust Account	48,410
Other (expense) income, net	(13,601,471)

Net Loss	$(17,185,742)

Weighted average shares outstanding, basic and diluted (1)	10,145,349

Basic and diluted net loss per common share	$(1.69)

(1)	Excludes an aggregate of 12,650,000 shares subject to possible redemption.

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 5, 2020 (INCEPTION) TO DECEMBER 31, 2020

(Restated)

					Total
	Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance – March 5, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to initial stockholders	2,875,000	287	24,713	—	25,000

Issuance of Representative Shares	150,000	15	—	—	15

Forfeiture of Founder Shares	(375,000)	(37)	37	—	—

Sales of 10,000,000 Units, net of underwriter discounts and fees	10,000,000	1,000	97,619,604	—	97,620,604

Common stock subject to redemption	(12,650,000)	(1,265)	(97,644,354)	(28,854,381)	(126,500,000)

Net loss	—	—	—	(17,185,742)	(17,185,742)

Balance – December 31, 2020	—	$—	$—	$(46,040,123)	$(46,040,123)

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 5, 2020 (INCEPTION) TO DECEMBER 31, 2020

(Restated)

Cash Flow from Operating Activities:
Net loss	$(17,185,742)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of Private Warrant liabilities	13,650,000

Interest earned on marketable securities held in Trust Account	(48,410)
Changes in operating assets and liabilities
Prepaid expenses	(77,701)
Accounts payable and accrued expenses	3,078,188
Net cash used in operating activities	(583,665)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(100,000,000)
Net cash used in investing activities	(100,000,000)

Cash Flow from Financing Activities:
Proceeds from initial stockholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	98,000,000
Proceeds from sale of Private Warrants	3,250,000
Proceeds from issuance of Representative Shares	15
Proceeds from promissory note – related party	97,525
Repayment of promissory note – related party	(97,525)
Payment of deferred offering costs	(379,396)
Net cash provided by financing activities	100,895,619

Net change in cash	311,954
Cash – Beginning, March 5, 2020 (inception)	—
Cash – Ending	$311,954

Non-Cash Investing and Financing Activities:
Initial classification of common stock subject to possible redemption	$126,500,000

The accompanying notes are an integral part of these consolidated financial statements.

NOVUS CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Restated)

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

ORGA, Inc., a Delaware corporation, is a wholly owned subsidiary of the Company (“Merger Sub”) (see Note 7).

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

Our activities since May 19, 2020, have consisted of the search and evaluation of potential targets in contemplation of a business combination. All activity for the period from March 5, 2020 (inception) through May 18, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. On September 28, 2020, the Company entered into a proposed business combination with AppHarvest, Inc. (“AppHarvest”) (see Note 7).

The registration statement for the Company’s Initial Public Offering was declared effective on May 14, 2020. On May 19, 2020, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, with each Unit consisting of one share of common stock and one warrant (“Public Warrant”), generating gross proceeds of $100,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,250,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Company’s founding stockholders (the “Sponsors”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $3,250,000, which is described in Note 5.

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

(Restated)

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s initial stockholders and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 6), Representative Shares (as defined in Note 8) and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

(Restated)

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

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). The SEC Staff Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability.

Historically, all of the Company’s Public Warrants and Private Warrants, which were issued in relation to its IPO on May 19, 2021 and are further described in Note 8 to these consolidated financial statements, were reflected as a component of equity within our consolidated balance sheets.

In light of the SEC Staff Statement, the Company re-assessed our accounting for the Public and Private Warrants. Based on the re-assessment, the Company determined that the Private Warrants should be classified as liabilities and measured at fair value, with subsequent changes in fair value reported in the statement of operations for each reporting period. The Company determined that there was no impact to the historical accounting for the Public Warrants, and these continue to be properly reflected as a component of stockholders’ equity consistent with historical practice.

As a result of this restatement, the Private Warrants are now reflected as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statement of operations for the period from March 5, 2020 (Inception) through December 31, 2020. Both the Public Warrants and the Private Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Private Warrants recognized.

The Company previously determined the common stock subject to redemption to be equal to the redemption value of approximately $10 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001, which resulted in 9,235,987 shares of common stock being recorded in temporary equity at an amount of $92,359,870. Upon consideration of the impact of the private placement proceeds described in Note 7 – Commitments and the resulting increase in net tangible assets, the Company determined that the redemption value includes all 12,650,000 shares of common stock and an amount of $126,500,000 of common stock subject to possible redemption has been reflected in the Company’s consolidated balance sheet as of December 31, 2020, with corresponding adjustments to additional paid-in capital, common stock and accumulated deficit. As common stock subject to redemption is deemed an equity instrument for income tax purposes, there is no tax accounting relating to changes in the amount of common stock subject to redemption.

NOVUS CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Restated)

The impact of the restatement on the Balance Sheet, Statement of Operations and Statement of Cash Flows for the Affected Period is presented below:

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$100,438,065	$—	$100,438,065
Liabilities and stockholders’ equity
Total current liabilities	3,078,188	—	3,078,188
Private Warrant liabilities	—	16,900,000	16,900,000
Total liabilities	3,078,188	16,900,000	19,978,188
Common stock, shares subject to possible redemption	92,359,870	34,140,130	126,500,000
Stockholders’ equity
Preferred stock, $0.0001 par value	—	—	—
Common stock, $0.0001 par value	341	(341)	—
Additional paid in capital	8,458,078	(8,458,078)	—
Accumulated deficit	(3,458,412)	(42,581,711)	(46,040,123)
Total stockholders’ equity	5,000,007	(54,040,130)	(46,040,123)
Total liabilities and stockholders’ equity	100,438,065	—	100,438,065

	For the Period from March 5, 2020 (Inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Consolidated Statement of Operations
Loss from operations	$(3,506,941)	$(77,330)	$(3,584,271)
Other (expense)/income:
Change in fair value of Private Warrant liabilities	—	(13,650,000)	(13,650,000)
Interest income-bank	119	—	119
Interest earned on marketable securities held in Trust Account	48,410	—	48,410
Other income, net	48,529	(13,650,000)	(13,601,471)
Loss before income tax	(3,458,412)	(13,727,330)	(17,185,742)
Income tax expense	—	—	—
Net loss	$(3,458,412)	$(13,727,330)	$(17,185,742)
Weighted average shares, basic and diluted	2,959,790	7,185,559	10,145,349
Basic and diluted net loss per common share	$(1.17)	$(0.53)	$(1.69)

	For the Period from March 5, 2020 (Inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(3,458,412)	$(13,727,330)	$(17,185,742)

Net cash used in operating activities	(506,335)	(77,330)	(583,665)
Net cash used in investing	(100,000,000)	—	(100,000,000)
Net cash provided by financing	100,818,289	77,330	100,895,619
Net change in cash	$311,954	$—	$311,954

NOVUS CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Restated)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(Restated)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds.

Derivative Warrant Liabilities

The Company accounts for its Private Warrants in accordance with ASC 815-40, under which the Company has determined that the Private Warrants are recognized as liabilities at fair value and subject to re-measurement at each balance sheet date until exercised. Changes in fair value of the Private Warrants is recognized in the Company’s Statement of Operations. The fair value of the Private Warrants is estimated at each measurement date using a Black-Scholes option pricing model (see Note 10).

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with guidance in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of redeemable common stock outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 13,250,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

NOVUS CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Restated)

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

NOTE 4 — PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTY TRANSACTIONS

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

(Restated)

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

NOTE 7 — COMMITMENTS

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

(Restated)

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020, there were 0 shares of common stock issued and outstanding, excluding 12,650,000 shares of common stock subject to possible redemption.

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

(Restated)

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As a result of the provisions in the warrant agreement that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions preclude the Private Warrant from being classified in equity and thus the Private Warrants are classified as a liability and remeasured at fair value at each reporting date.

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

(Restated)

NOTE 9 — INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	4.3%
Change in fair value of Private Warrant liability	(20.2)%
Business Combination expenses	(4.6)%
Change in valuation allowance	(0.5)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers Indiana to be a significant state tax jurisdiction.

NOTE 10 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

NOVUS CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Restated)

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

The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model at each measurement date. The Company recognized a charge of $13,650,000 to the statement of operations resulting from an increase in the fair value of the Private Warrant liabilities from the fair value of $3,250,000 at issuance on May 19, 2020 to $16,900,000 as of December 31, 2020.

	At Issuance (May 19, 2020)	As of December 31, 2020
Exercise price	11.50	11.50
Stock price	10.00	15.65
Volatility	22.0%	22.0%
Probability of completing a Business Combination	68%	97.5%
Term in years	5	5
Risk-free rate	0.35%	0.36%
Dividend yield	—	—

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$100,048,410
Liabilities:
Private Warrant liabilities	2	$16,900,000

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 29, 2021, (the “Closing Date”), the Company consummated the AppHarvest Business Combination Agreement pursuant to which AppHarvest Operations, Inc., a Delaware corporation (f/k/a AppHarvest, Inc.) (“Legacy AppHarvest”) was merged with and into Merger Sub, with Legacy AppHarvest surviving the Merger as a wholly owned subsidiary of the Company. On the Closing Date, the Company changed its name to AppHarvest, Inc.