Form 10-Q
period 2021-06-30
AppHarvest, Inc.
filed 2021-08-11
CIK 1807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0001, outstanding at August 6, 2021, were 100,282,839.

APPHARVEST, INC AND SUBSIDIARIES

Part I - Financial Information
Item 1. Financial Statements
APPHARVEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$273,071	$21,909
Accounts receivable, net	983	—
Inventories, net	1,342	3,387
Prepaid expenses and other current assets	4,341	481
Total current assets	279,737	25,777
Operating lease right-of-use assets, net	2,503	1,307
Property and equipment, net	240,304	152,645
Goodwill	50,885	—
Other intangible assets, net	9,543	—
Other assets, net	12,560	1,188
Total non-current assets	315,795	155,140
Total assets	$595,532	$180,917
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$4,429	$1,342
Accrued expenses	14,817	5,184
Current portion of lease liabilities with a related party	—	59,217
Current portion of lease liabilities	548	166
Current portion of financing obligation with a related party	—	58,795
Current portion of long-term debt	1,815	—
Note payable with a related party	—	30,000
Other current liabilities	658	77
Total current liabilities	22,267	154,781
Long-term debt, net of current portion	72,529	—
Lease liabilities, net of current portion	2,449	1,370
Deferred income tax liabilities	1,950	—
Private Warrant liabilities	20,319	—
Other liabilities	2,879	—
Total non-current liabilities	100,126	1,370
Total liabilities	122,393	156,151
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.0001, 10,000 shares authorized, 0 issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, par value $0.0001, 750,000 shares authorized, 100,275 and 44,461 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	10	4
Additional paid-in capital	557,300	45,890
Accumulated deficit	(81,659)	(21,128)
Accumulated other comprehensive loss	(2,512)	—
Total stockholders’ equity	473,139	24,766
Total liabilities and stockholders’ equity	$595,532	$180,917
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$3,138	$—	$5,437	$—
Cost of goods sold	15,683	—	22,519	—
	(12,545)	—	(17,082)	—
Operating expenses:
Selling, general and administrative expenses	27,467	1,713	58,956	2,693
Total operating expenses	27,467	1,713	58,956	2,693
Loss from operations	(40,012)	(1,713)	(76,038)	(2,693)
Other income (expense):
Development fee income from a related party	—	138	—	272
Interest expense from related parties	—	(24)	(658)	(26)
Interest expense	(88)	—	(88)	—
Change in fair value of Private Warrants	6,488	—	16,314	—
Other	105	(30)	461	—
Loss before income taxes	(33,507)	(1,629)	(60,009)	(2,447)
Income tax benefit (expense)	1,491	—	(522)	—
Net loss	(32,016)	(1,629)	(60,531)	(2,447)

Other comprehensive loss:
Net unrealized losses on derivatives contracts, net of tax	(1,843)	—	(2,512)	—
Comprehensive loss	$(33,859)	$(1,629)	$(63,043)	$(2,447)

Net loss per common share:
Basic and diluted	$(0.32)	$(0.05)	$(0.67)	$(0.07)
Weighted average common shares outstanding:
Basic and diluted	100,084	33,106	90,460	33,085

See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series A-1		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2019	2,770	$5,203	392	$992	1,483	$6,063	9,677	$1	$497	$(3,680)	$(3,182)
Retroactive application of recapitalization	(2,770)	(5,203)	(392)	(992)	(1,483)	(6,063)	21,123	2	12,256	—	12,258
Adjusted balance, December 31, 2019	—	—	—	—	—	—	30,800	3	12,753	(3,680)	9,076
Issuance of preferred shares, net	—	—	—	—	—	—	2,470	—	4,880	—	4,880
Stock-based compensation	—	—	—	—	—	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	—	—	—	(818)	(818)
March 31, 2020	—	—	—	—	—	—	33,270	$3	$17,652	$(4,498)	$13,157
Issuance of preferred shares, net	—	—	—	—	—	—	—				—
Stock options exercised	—	—	—	—	—	—	148	—	32	—	32
Stock-based compensation	—	—	—	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	—	—	—	(1,629)	(1,629)
June 30, 2020	—	—	—	—	—	—	33,418	$3	$17,724	$(6,127)	$11,600

	Redeemable Convertible Preferred Stock										Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Series A		Series A-1		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2020	2,770	$5,203	392	$992	2,632	$10,942	5,131	$28,069	9,750	$1	$686	$(21,128)	$—	$(20,441)
Retroactive application of recapitalization	(2,770)	(5,203)	(392)	(992)	(2,632)	(10,942)	(5,131)	(28,069)	34,711	3	45,204	—	—	45,207
Adjusted balance, December 31, 2020	—	—	—	—	—	—	—	—	44,461	4	45,890	(21,128)	—	24,766
Business Combination and PIPE Shares, net	—	—	—	—	—	—	—	—	53,361	6	433,521	—	—	433,527
Conversion of Private Warrants	—	—	—	—	—	—	—	—	—	—	5,819	—	—	5,819
Stock options exercised	—	—	—	—	—	—	—	—	103	—	35	—	—	35
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,287	—	—	6,287
Net loss	—	—	—	—	—	—	—	—	—	—	—	(28,515)	—	(28,515)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(669)	(669)
March 31, 2021	—	—	—	—	—	—	—	—	97,925	$10	$491,552	$(49,643)	$(669)	$441,250
Conversion of Private Warrants	—	—	—	—	—	—	—	—	—	—	3,114	—	—	3,114
Issuance of common stock for acquisition	—	—	—	—	—	—	—	—	2,329	—	48,991	—	—	48,991
Issuance of stock options for acquisition	—	—	—	—	—	—	—	—	—	—	361	—	—	361
Conversion of restricted stock units	—	—	—	—	—	—	—	—	21	—	(108)	—	—	(108)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	13,390	—	—	13,390
Net loss	—	—	—	—	—	—	—	—	—	—	—	(32,016)	—	(32,016)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,843)	(1,843)
June 30, 2021	—	—	—	—	—	—	—	—	100,275	$10	$557,300	$(81,659)	$(2,512)	$473,139
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(60,531)	$(2,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Private Warrants	(16,314)	—
Deferred income tax provision	522	—
Depreciation and amortization	4,602	15
Stock-based compensation expense	19,677	59
Rent expense in excess of rent payments	6	(2)
Interest accrual with a related party	—	26
Amortization of development fee with a related party	—	(269)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(725)	—
Inventories, net	2,045	(185)
Prepaid expenses and other current assets	(3,744)	9
Other assets, net	(12,444)	(38)
Accounts payable	998	201
Accrued expenses	1,983	163
Other current liabilities	(24)	19
Other non-current liabilities	469	—
Net cash used in operating activities	(63,480)	(2,448)
Investing Activities
Purchases of property and equipment	(74,289)	(1,412)
Purchases of property and equipment from a related party	(122,911)	—
Cost of acquisition, net of cash acquired	(9,756)	—
Advances on equipment	916	(1,440)
Net cash used in investing activities	(206,040)	(2,852)
Financing Activities
Proceeds from debt to a related party	—	2,000
Proceeds from Business Combination and PIPE shares, net	448,500	—
Proceeds from debt	75,000	—
Debt issuance costs	(656)	—
Payments on financing obligation to a related party	(2,089)	—
Proceeds from stock options exercised	35	32
Payments of withholding taxes on restricted stock conversions	(108)	—
Issuance of preferred stock, net	—	4,880
Net cash provided by financing activities	520,682	6,912
Change in cash and cash equivalents	251,162	1,612
Cash and Cash Equivalents
Beginning of period	21,909	6,031
End of period	$273,071	$7,643
Non-cash Activities:
Fixed assets purchases in accounts payable	$2,058	$—
Fixed assets purchases in accrued liabilities	$8,201	$—
Operating lease right-of-use assets and liabilities	$1,055	$266
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1. Description of Business

AppHarvest was founded on January 19, 2018 and, together with its subsidiaries, is an applied technology company in Appalachia developing and operating some of the world’s largest high-tech indoor farms, designed to grow non-GMO, chemical pesticide-free produce, using primarily recycled rainwater while producing significantly higher yields than those of traditional agriculture on the same amount of land. AppHarvest combines conventional agricultural techniques with cutting-edge technology including artificial intelligence and robotics to improve access for all to nutritious food, farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.

Prior to October 2020, AppHarvest’s operations were limited to organizing and staffing, business planning, raising capital, and acquiring and developing properties for Controlled Environment Agriculture (“CEA”). In October 2020, AppHarvest partially opened its first CEA facility in Morehead, Kentucky. AppHarvest harvested its first crop of beefsteak tomatoes in January 2021 and began harvesting its first crop of tomatoes on the vine in March 2021. AppHarvest’s Morehead CEA facility has been fully operational since March 2021 and production of the full 60 acres began in the first week of May 2021.

AppHarvest is currently building four more CEA facilities. Two of the facilities under construction are in Berea, Kentucky and Richmond, Kentucky—the Berea leafy green facility is approximately 37% complete, and the Richmond tomato facility is approximately 31% complete. Both facilities are expected to be fully operational by mid-2022. Groundbreakings for two more facilities occurred in June 2021 in Somerset, Kentucky and Morehead, Kentucky. The Somerset facility is expected to grow berries and the Morehead facility, which is adjacent to the company’s first facility, is expected to grow leafy greens. These two facilities are expected to be operational by the end of 2022.
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

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
retroactively restated based on shares reflecting the exchange ratio established in the Business Combination. Activity within the Statements of Stockholders’ Equity for the issuance and repurchases of Legacy AppHarvest redeemable convertible preferred stock were also retroactively converted to Legacy AppHarvest common stock.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2021. A description of the Company’s significant accounting policies is included in the Company’s audited consolidated financial statements, as of and for the year ended December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the Legacy AppHarvest December 31, 2020 audited consolidated financial statements and the accompanying notes.
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

2. Summary of Significant Accounting Policies

Use of Estimates in Condensed Consolidated Financial Statements

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions the Company may undertake in the future, actual results could differ from those estimates and assumptions. Significant items subject to such estimates and assumptions include the recording of revenue, valuation of inventory, the valuation of stock-based compensation, the valuation of private warrants, lease accounting, accounting for business combinations, the useful life of fixed and intangible assets and income taxes.

The Company’s results can also be affected by economic, political, legislative, regulatory, legal actions, and the global volatility and general market disruption resulting from the global COVID-19 pandemic. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, environmental, regulatory or administrative actions, claims, or proceedings.

Accounts Receivables

Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. Write-offs are recorded against the allowance for doubtful accounts when all reasonable efforts for collection have been exhausted. The provision at June 30, 2021 and December 31, 2020 did not have a material impact on the condensed consolidated financial statements.

Convertible Preferred Stock

Prior to the Business Combination, the Company recorded shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company applied the guidance in Accounting Standards Codification (“ASC”) 480-10-S99-3A, Accounting for Redeemable Equity Instruments, and therefore classified all of its outstanding redeemable convertible preferred stock as temporary equity. The redeemable convertible preferred stock was recorded outside of stockholders’ equity because, in the event of certain deemed liquidation events considered not solely within

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the preferred stock would become redeemable at the option of the holders. In the event of a change of control of the Company, proceeds received from the sale of such shares would be distributed in accordance with the liquidation preferences set forth in the Company’s Amended and Restated Certificate of Incorporation then in effect.

All convertible preferred stock previously classified as temporary equity was retroactively adjusted and reclassified to permanent equity as a result of the Business Combination. As a result of the Business Combination, each share of redeemable convertible preferred stock that was then issued and outstanding was automatically converted into Legacy AppHarvest Common Stock, such that each converted share of preferred stock was no longer outstanding and ceased to exist. Each share of Legacy AppHarvest common stock, including the Legacy AppHarvest common stock issued upon conversion of Legacy AppHarvest preferred stock, was converted into and exchanged for 2.1504 (the “Exchange Ratio”) shares of the Company’s common stock (the “Common Stock”). The Exchange Ratio was established pursuant to the terms of the Business Combination Agreement.

During the six months ended June 30, 2020, Legacy AppHarvest issued shares of Legacy AppHarvest Series B redeemable convertible preferred stock to new and existing investors for net proceeds of $4,880.

Warrants

At June 30, 2021, there were 13,250 warrants to purchase Common Stock outstanding, consisting of 10,871 public warrants (“Public Warrants”) and 2,379 private warrants (“Private Warrants”), (collectively, “Warrants”). The Private Warrants are held by the Novus initial stockholders. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. The warrants expire on January 29, 2026, or earlier upon redemption or liquidation.

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

The Private Warrants are identical to the Public Warrants except that the Private Warrants and the shares of Common Stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As a result of the provisions in the warrant agreement that provide for differences in the mechanics of a cashless exercise dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions preclude the Private Warrant from being classified in equity. Accordingly, the Private Warrants are classified as a liability and remeasured at fair value at each reporting date. Changes in fair value of the Private Warrants are recognized in the Company’s condensed consolidated statement of operations and comprehensive loss. The fair value of the Private Warrants is estimated at each measurement date using a Black-Scholes option pricing model. See Note 5 - Fair Value Measurements for inputs used in calculating the estimated fair value.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Derivative Financial Instruments

Derivative financial instruments are used to manage foreign currency, exchange, and interest rate risks. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions. For all transactions designated as hedges, the hedging relationships are formally documented at the inception and on an ongoing basis in offsetting changes in cash flows of the hedged transaction.

The Company records derivative financial instruments on the condensed consolidated balance sheets as either an asset or liability measured at its fair value. Changes in a derivative's fair value (i.e. unrealized gains or losses) are recorded each period in earnings unless the derivative qualifies as a hedging instrument. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders' equity section of the condensed consolidated balance sheets as a component of accumulated other comprehensive loss (“AOCL”) and subsequently recognized in the condensed consolidated statements of operations and comprehensive loss when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge, if any, is recognized in net loss immediately. For derivative instruments that are not designated as hedges, the gain or loss related to the change in fair value is also recorded to net loss immediately.

Business Combinations

The Company allocates the purchase price of its acquisitions to the assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. The Company utilizes management estimates and an independent third-party valuation firm to assist in determining these fair values. The excess of the acquisition price over the estimated fair value of the net assets acquired is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred.

Debt Issuance Costs

Debt issuance costs are amortized into interest expense over the terms of the related loan agreements using the effective interest method or other methods which approximate the effective interest method. Debt issuance costs related to debt instruments other than lines of credit are presented on the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Goodwill and Other Acquired Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets are stated at their historical cost and amortized on a straight-line basis over their expected useful lives. Through the acquisition of Root AI, Inc. (“Root AI”) the Company has acquired goodwill as well as certain technology and intellectual property for which the Company has determined the useful life to be ten years. Amortization expense related to the intangible assets was $211 for the three and six months ended June 30, 2021. See Note 3 - Business Combinations for more information on the acquisition of Root AI.

The Company conducts annual impairment tests of goodwill on the first date of the fourth quarter and additional impairment reviews when events and circumstances indicate it is more likely than not that an impairment may have occurred. The Company assesses goodwill for impairment at the consolidated level, which represents its single reporting unit. If the fair value of the reporting unit is less than its carrying amount, the Company would record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the amount of goodwill allocated to the reporting unit.

The Company reviews intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the intangible assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.There was no impairment during the six months ended June 30, 2021.

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the FASB’s overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 removes certain exceptions to the general principles of ASC 740, Income Taxes, (“ASU 740”) in order to reduce the cost and complexity of its application in the areas of intraperiod tax allocation, deferred tax liabilities related to outside basis differences, year-to-date losses in interim periods and other areas within ASC 740. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the condensed consolidated financial statements.
3. Business Combinations
As discussed in Note 1 - Description of Business, on January 29, 2021, Novus completed the Business Combination with Legacy AppHarvest through the Merger, with Legacy AppHarvest surviving the Merger as a wholly-owned subsidiary of the Company. Upon the consummation of the Business Combination, each share of Legacy AppHarvest common stock issued and outstanding was canceled and converted into the right to receive 2.1504 shares of the Company’s Common Stock.
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
Also immediately prior to the closing of the Business Combination, Novus assumed the Legacy AppHarvest convertible note (the “Convertible Note”). Upon completion of the Business Combination, the outstanding principal and unpaid accrued interest due on the Legacy AppHarvest Convertible Note was converted into an aggregate of 3,242 shares of Common Stock, and the converted note was no longer outstanding, and ceased to exist. See Note 9 - Note Payable with a Related Party.
Upon consummation of the Business Combination and the closing of the PIPE, the most significant change in Legacy AppHarvest’s financial position and results of operations was a total net increase in cash and cash equivalents of approximately $435,239, including $375,000 in gross proceeds from the PIPE.
The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Novus was treated as the “acquired” company for financial reporting purposes. See Note 1 - Description of Business for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy AppHarvest issuing stock for the net assets of Novus, accompanied by a recapitalization. The net assets of Novus are stated at historical cost, with no goodwill or other intangible assets recorded.
The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statements of stockholders’ equity and cash flows for the six months ended June 30, 2021:

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
On April 7, 2021, the Company completed the acquisition of Root AI, an artificial intelligence farming startup that creates intelligent robots to help manage high-tech indoor farms.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Total consideration, net of cash acquired, is as follows:

Common Stock issued (2,329 shares at approximately $21.00 per share)	$48,991
Stock options issued to replace unvested Root AI stock options	361
Total equity	49,352
Cash consideration paid for the settlement of vested Root AI stock options	230
Cash consideration paid to Root AI shareholders	9,512
Cash consideration paid to reimburse Root AI for seller transaction costs incurred	150
Cash acquired	(136)
Net cash	$9,756
Net consideration paid	$59,108

The Company accounted for Root AI using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values.

The preliminary purchase price allocation for Root AI is as follows:

Goodwill	$50,885
Intangibles	9,754
Deferred taxes	(1,420)
Net operating assets and liabilities	(111)
Net assets acquired	$59,108

As of June 30, 2021, the purchase price allocation for the acquisition was preliminary and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments is finalized, including intangible assets, tax assets, liabilities and other attributes. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Root AI acquisition.

The acquisition of Root AI is expected to provide the Company with a baseline for harvesting support while helping evaluate crop health, predict yield, and optimize overall operations in existing CEA facilities. The benefits include fully developed technology, in the form of software and hardware, that can be programmed for utilization and optimization and a skilled workforce to assist with ongoing upgrades of the artificial intelligence. None of the goodwill is expected to be deductible for income tax purposes and was entirely allocated to the Company’s sole consolidated reporting unit.

The preliminary fair value of the technology asset was determined using the income approach through a discounted cash flow analysis. The determination of the useful life was based upon consideration of market participant assumptions and transaction specific factors.

Transaction costs of $625 and $1,032 were included in selling, general and administrative expense (“SG&A”) within the unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2021, respectively.

4. Revenue Recognition

The Company recognized revenues of $3,138 and $5,437 for the three and six months ended June 30, 2021, respectively and generated no revenues in the comparable prior year periods. Substantially all of the Company’s revenues are generated from the sale of tomatoes under an agreement with one customer, Mastronardi Produce Limited (“Mastronardi”).

On March 28, 2019, the Company entered into a Purchase and Marketing Agreement (the “Mastronardi Morehead Agreement”) with Mastronardi pursuant to which Mastronardi will be the sole and exclusive marketer and distributor of all tomatoes, cucumbers, peppers, berries and leafy greens produced at the Company’s CEA facility in Morehead, Kentucky that

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
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

The Mastronardi Morehead Agreement has a term of 10 years. With respect to the Company’s CEA facility in Morehead Kentucky, the Company has a limited, one-time right to terminate the Mastronardi Morehead Agreement if certain conditions are satisfied. During the term of the Mastronardi Morehead Agreement, Mastronardi has a right of first refusal to enter into similar arrangements with regard to any additional growing facilities the Company establishes in Kentucky or West Virginia.
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

The table below presents the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for each measurement:

		Fair Value as of June 30, 2021
	Balance Sheet Account	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency contracts	Other assets, net	$—	$153	$—	$153
Total assets		$—	$153	$—	$153
Liabilities:
Foreign currency contracts	Other current liabilities	$—	$189	$—	$189
Interest rate swap	Other liabilities	—	2,421	—	2,421
Private Warrants	Private Warrant liabilities	—	20,319	—	20,319
Total liabilities		$—	$22,929	$—	$22,929

The Company’s derivative contracts, including foreign currency forward and option contracts and an interest rate swap are measured at fair value using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. See Note 12 - Derivative Financial Instruments and Note 10 - Debt for more information on the Company’s use of financial instruments.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The Private Warrant liabilities are determined using a Black-Scholes option pricing model, a Level 2 valuation. The significant inputs to the Private Warrant valuation are as follows:

	On the Closing Date of the Business Combination	June 30, 2021
Exercise price	$11.50	$11.50
Stock price	$24.95	$16.00
Volatility	25.0%	53.0%
Remaining term in years	5.00	4.58
Risk-free rate	0.45%	0.87%
Dividend yield	—	—
The following table summarizes the private warrant activity for the three and six months ended June 30, 2021:

(In thousands)
Fair value of Private Warrants on the Closing Date	$45,565
Fair value of Private Warrants converted to Public Warrants	(5,819)
Change in fair value of Private Warrants	(9,826)
Fair value of Private Warrants outstanding as of March 31, 2021	$29,920
Fair value of Private Warrants converted to Public Warrants	(3,113)
Change in fair value of Private Warrants	(6,488)
Fair value of Private Warrants outstanding as of June 30, 2021	$20,319

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

The Company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets which would generally be recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of a business combination are also measured at fair value on a non-recurring basis during the measurement period allowed by the ASC guidance for business combinations, when applicable, see Note 3 - Business Combinations.

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

Inventories consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$879	$781
Growing crops	390	2,606
Finished goods	73	—
Total inventories, net	$1,342	$3,387

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
7. Property and Equipment
Property and equipment at cost and accumulated depreciation are as follows:

	June 30, 2021	December 31, 2020
Land	$28,898	$7,277
Buildings	77,526	57,362
Machinery and equipment	45,970	9,581
Construction in progress	88,458	78,174
Leasehold improvements	2,960	871
Less: accumulated depreciation	(3,508)	(620)
Total property and equipment, net	$240,304	$152,645
Depreciation expense was $2,363 and $4,135 for the three and six months ended June 30, 2021, respectively, compared to $6 and $15 for the three and six months ended June 30, 2020, respectively.
During the six months ended June 30, 2021, the Company continued construction on the two additional CEA facilities in Berea, Kentucky and Richmond, Kentucky, and announced the start of construction for the fourth and fifth CEA facilities, one in Somerset, Kentucky, which will grow berries, and the other in Morehead, Kentucky, which will focus on leafy greens and is adjacent to the first Morehead CEA facility.
In March 2021 the Company acquired the Morehead CEA facility and related property from Equilibrium Controlled Environment Foods Fund, LLC and its affiliates (“Equilibrium”), a related party (See Note 11(a) - Commitments and Contingencies - Equilibrium Transaction). The purchase price for the Morehead CEA facility was $125,000 which was equal to a multiple of Equilibrium’s cost to acquire, develop and construct the Morehead CEA facility. The Morehead CEA facility was placed in service during the six months ended June 30, 2021. As of December 31, 2020, the buildings asset class included $56,748 related to Morehead CEA facility right-to-use assets held under a finance lease with Equilibrium.

8. Accrued Expenses
Accrued expenses are as follow:

	June 30, 2021	December 31, 2020
Payroll and related	$1,962	$563
Professional service fees	2,222	693
Construction costs	7,596	2,574
Other accrued liabilities	905	352
Incentive compensation	1,721	—
Utilities	411	384
Interest on convertible debt with a related party	—	618
Total accrued expenses	$14,817	$5,184
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

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
10. Debt

On June 15, 2021, the Company entered into a master credit agreement with Rabo AgriFinance LLC for a real estate term loan in the original principal amount of $75,000 (the “Rabo Loan”). The Rabo Loan matures on April 1, 2031, with quarterly interest payments commencing on July 1, 2021 and quarterly principal payments, commencing on January 1, 2022, with the remaining balance of principal and interest due upon maturity. Payments are based on one month LIBOR plus 2.500% per annum. The Rabo Loan is collateralized by the business assets of the first Morehead CEA facility and requires compliance with financial covenants. As of June 30, 2021, the Company was in compliance with all covenants.

On June 21, 2021, the Company entered into an interest rate swap with an affiliate of the lender to make a series of payments based on a fixed rate of 1.602% and receive a series of payments based on LIBOR. Both the fixed and floating payment streams are based on the initial notional amount of $75,000 and require quarterly payments under a twenty-year amortization schedule. As of June 30, 2021, the net fixed interest rate on the combined Rabo Loan and related interest rate swap is 4.1%.

A summary of the carrying value of the debt is as follows:

June 30, 2021
Rabo Loan	$75,000
Unamortized debt issuance costs	(656)
Debt, net of issuance costs	74,344
Less current portion	(1,815)
Long term, net	$72,529

The Rabo Loan is recorded at cost, net of debt issuance costs. During the three and six months ended June 30, 2021, $2 of interest expense was recognized related to the amortization of the $656 of debt issuance costs incurred at the inception of the Rabo Loan. The fair value of the Rabo Loan is estimated using Level 2 inputs based on observable inputs, including quoted market prices. As of June 30, 2021, the carrying value of debt under the Rabo Loan approximates fair value due to such borrowings bearing variable interest rates that correspond to current market rates.

11. Commitments and Contingencies
(a)Equilibrium Transactions
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
On May 12, 2020, the Company entered into a loan agreement with Equilibrium, a related party, to finance the purchase of equipment to be used in the Company’s operations in Morehead, Kentucky. The loan agreement had an original principal balance of $2,000 and an interest rate of 9.5% per year. Upon establishment of the finance lease liability for the Morehead Facility lease in October, 2020, the principal balance of the loan was extinguished and added to the future base rent calculation to be paid over the term of the lease liability, which was settled and de-recognized as described above. The original proceeds from the loan are included in the financing section of the statement of cash flows as of June 30, 2020.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
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

For the three and six months ended June 30, 2021, the Company recognized $118 and $215, respectively of operating lease expense in SG&A within the unaudited condensed consolidated statement of operations and comprehensive loss compared to $19 and $33 for the comparable prior year periods.
The future minimum rental payments required under the leases for each year of the next five years and in the aggregate thereafter are as follows:

Operating leases
Remainder of 2021	$361
2022	715
2023	647
2024	529
2025	448
2026 and thereafter	849
Total minimum payments required	3,549
Less: imputed interest costs(1)	(552)
Present value of net minimum lease payments(2)	$2,997
Weighted-average imputed interest rate	6.32%
Weighted-average remaining lease term	5.6
____________________________
(1)Represents the amount necessary to reduce net minimum lease payments to present value using actual rate in the lease agreement or the Company’s incremental borrowing rate at lease inception.
(2)Included in the unaudited condensed consolidated balance sheet as of June 30, 2021 as current and non-current lease liability of $548 and $2,449, respectively.

	Period Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$205	$33
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$1,055	$266

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
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

(d)     Purchase Commitments

There were no purchase commitments that were unrecorded at June 30, 2021 and December 31, 2020, respectively.

12. Derivative Financial Instruments
During the six months ended June 30, 2021, the Company entered into foreign currency forward and option contracts to hedge certain cash flows related to anticipated expenditures related to the construction of its Berea, Kentucky and Richmond, Kentucky CEA facilities. These contracts, which have maturities ranging through December 2022, qualify as cash flow hedges and are used to hedge the Company’s foreign currency risk associated with the Euro denominated payments due upon the completion of established project milestones under the applicable CEA facility construction contracts. As of June 30, 2021, the total notional amount outstanding of foreign currency contracts designated as cash flow hedging instruments was €42,876. The Company maintains collateral of $5,000 for the hedge program which is included in other non-current assets and margin call deposits of $670 which are included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheet at June 30, 2021.
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
Under the “spot method”, changes in the fair value of forward contracts attributable to changes in the difference between the forward rate and the spot rate (forward points) and the fair value of option contracts attributable to time and volatility values (up-front premium) will be excluded from the measure of hedge effectiveness and amortized as COGS and SG&A on a straight-line basis over the terms of the underlying contracts. During the three and six months ended June 30, 2021, the Company recognized amortization expense of $226 and $256, respectively, related to its foreign currency hedge contracts within its unaudited condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2021, the Company had a net liability of $36 in foreign currency contracts designated as cash flow hedging instruments, which is included in other current and non-current liabilities according to the expected settlement dates of the related contracts.

On June 21, 2021, the Company entered into an interest rate swap which has been designated as an effective cash flow hedge and marked to market every quarter with the unrealized gain/loss recognized in other comprehensive loss. See Note 10 - Debt for more information on the interest rate swap.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the before and after tax amounts for the various components of other comprehensive loss for the periods presented:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Before Tax	Tax (Expense) Benefit	After Tax	Before Tax	Tax (Expense) Benefit	After Tax
Foreign Currency	$822	$(244)	$578	$(91)	$—	$(91)
Interest Rate Swap	(2,421)	—	(2,421)	(2,421)	—	(2,421)
Total AOCL	$(1,599)	$(244)	$(1,843)	$(2,512)	$—	$(2,512)

The income tax benefit of $672 related to the $2,512 balance in AOCL at June 30, 2021 is fully offset by a valuation allowance established on the related deferred income tax asset. The Company will release the AOCL amounts, net of any tax impact, from the foreign currency contracts, and the interest rate swap in the periods that the underlying transactions impact earnings as described above.
13. Stock Compensation and Other Benefit Plans
Equity Incentive Plan
On January 29, 2021, stockholders approved the 2021 Equity Incentive Plan, (the “Plan”), replacing the 2018 Equity Incentive Plan, (the “2018 Plan”), pursuant to which the Company’s Board of Directors (the “Board”) may grant stock awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards, to officers, key employees, and directors. The Plan allows for non-employee director grants, which are accounted for in the same manner as employee awards. There are 10,027 registered shares of Common Stock reserved for issuance under the Plan. During the three and six months ended June 30, 2021, 6,230 awards were granted under the Plan, including 6,182 restricted stock units (“RSU’s”) and 48 stock options granted as consideration in the Root AI business combination (see Note 3 - Business Combinations for more information). The RSU’s granted under the Plan include 2,937 executive awards with market and performance-based vesting requirements in addition to the typical service-based vesting requirements.
There are 5,371 registered shares of Common Stock reserved for issuance upon exercise or settlement, as applicable, of awards made under the 2018 Plan. While no further awards may be granted under the 2018 Plan, that plan continues to govern all outstanding awards previously issued under it.
Vesting of the restricted stock units issued under the 2018 Plan (“2018 RSUs”) was dependent on a liquidity event, the Business Combination, which occurred on January 29, 2021. Accordingly, the Company recognized a one-time stock-based compensation expense of $2,616 as of that date as a retroactive catch-up of cumulative stock-based compensation expense for such awards from their original grant dates. Total stock-based compensation expense related to 2018 RSU’s was $3,028 and $9,272 during the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the Company had 2,321 granted but unvested 2018 RSU’s with unrecognized stock-based compensation expense of $12,769 remaining.

Stock-based compensation is measured based on the grant date fair value of the Plan awards and subsequently recognized as expense ratably over their vesting periods. Stock-based compensation for awards with service or performance-based vesting requirements is adjusted to reflect actual vested awards, with forfeitures recorded as a reduction of expense at the time they occur. Stock-based compensation for unvested market-based awards is not reduced by forfeitures as the grant date fair value of such awards includes consideration that vesting of the awards may not occur.
Total stock-based compensation expense was $13,390 and $19,677 for the three and six months ended June 30, 2021, compared to $40 and $59 for the three and six months ended June 30, 2020, respectively. Of these amounts, $12,345 and $18,372 were included in SG&A and $1,045 and $1,305 in COGS for the three and six months ended June 30, 2021, respectively. For the comparable prior year periods, $40 and $59 was recognized in SG&A and, none in COGS for the three and six months ended June 30, 2020, respectively, within the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
Employee Stock Purchase Plan
On January 29, 2021, stockholders approved the 2021 Employee Stock Purchase Plan, (the “ESPP”). The ESPP provides eligible employees with a means of acquiring equity in the Company at a discounted price using their own accumulated payroll deductions. Under the terms of the ESPP employees can elect to have amounts of their annual compensation withheld, up to a maximum set by the board, to purchase shares of Company Common Stock for a purchase price equal to 85% of the lower of the fair market value per share (at the end of the offering period) of Company Common Stock on (i) the offering date or (ii) the respective purchase date. There are 2,005 shares of Common Stock reserved for issuance under the ESPP. During the three and six month periods ending June 30, 2021, there were no shares purchased under the ESPP.
The ESPP grants participating employees the right to acquire Company Common Stock in increments of 1% to 15% of eligible pay, with a maximum contribution of $25 of eligible pay, subject to applicable annual Internal Revenue Service, or IRS, limitations. The first offering period of the Company’s ESPP commenced on June 1, 2021 and is six months in duration.

The Company uses a Black-Scholes option pricing model to value the Common Stock purchased as part of the Company’s ESPP. The fair value estimated by the option pricing model are affected by the price of the Common Stock as well as subjective variables that include assumed interest rates, our expected dividend yield, and our expected share price volatility over the term of the award. The Company records stock-based compensation expense, within SG&A or COGS related to the discount given to our participating employees. Total stock-based compensation expense recorded in the three and six month periods ending June 30, 2021 was immaterial.
Employee Cash Incentive Plan
On March 23, 2021, the Compensation Committee of the Board (the “Committee”) adopted an Employee Cash Incentive Plan (the “Cash Incentive Plan”) which will govern the terms of annual cash incentive awards granted to eligible employees of the Company, as determined by the Committee from time to time. The Company’s named executive officers are eligible to participate in the Cash Incentive Plan, except that the Company’s Chief Executive Officer, is not eligible to participate for the 2021 performance period. The Committee (or its delegate) will administer the Cash Incentive Plan and will have the authority to determine all of the awards granted under the Cash Incentive Plan.

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
14. Income Taxes
The Company’s effective income tax rate was (4.4)% and 0.9% for the three and six months ended June 30, 2021, respectively, and 0% for the three and six months ended June 30, 2020. The variance from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2021 was primarily attributable to a change in the Company’s valuation allowance. The income tax benefit for the three months ended June 30, 2021 was triggered by a reduction in the valuation allowance as a result of the assumption of the deferred tax liability on intangible assets included in the Root AI acquisition which will generate taxable income in future periods and allow the Company to utilize additional net operating loss carryforwards.
The Company’s income tax provision is impacted by a valuation allowance on the Company’s net deferred tax assets, net of reversing taxable temporary differences and considering future annual limitations on net operating loss carryforward utilization enacted by U.S. tax reform legislation. The Company maintains a valuation allowance on its net deferred tax assets

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
for all periods presented as the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all the recorded deferred tax assets will not be realized in future periods. There was no income tax expense recognized in the three and six months ended June 30, 2020.
15. Net Loss Per Common Share
Diluted net loss per common share is the same as basic net loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive:

Anti-dilutive common share equivalents	June 30, 2021	June 30, 2020
Stock options	2,889	2,159
Restricted Stock Units	8,429	—
Warrants	13,250	—
Total anti-dilutive common share equivalents	24,568	2,159

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(32,016)	$(1,629)	$(60,531)	$(2,447)
Denominator:
Weighted-average common shares outstanding, basic and diluted	100,084	33,106	90,460	33,085
Net loss per common share, basic and diluted	$(0.32)	$(0.05)	$(0.67)	$(0.07)
16. Subsequent Events
On July 23, 2021, the Company entered into a credit agreement with CEFF II AppHarvest Holdings, LLC, an affiliate of Equilibrium for a construction loan in the original principal amount of $91,000 (the “Construction Loan”) for the development of a CEA facility upon the Company’s real property in Richmond, Kentucky (the “Project”). The Construction Loan provides monthly disbursements to fund capital costs of the Project in excess of the Company’s required equity contribution of 34.5% of the capital costs of the Project . The Construction Loan requires monthly interest payments based on drawn capital at an initial interest rate of 8.0%. per annum, beginning two years after closing of the Construction Loan, through maturity which is expected to be three years from the Closing Date (as defined in the credit agreement), with no required principal payments until maturity. The Company expects the closing of the Construction Loan to occur in the third quarter of 2021.
On July 2, 2021, the Company entered into a Keep It Simple Securities (“KISS”) Agreement, pursuant to which the Company agreed to invest $5,000 in Red Sea Farms Limited, an AgTech company based in the Middle East that specializes in sustainable farming in water-scarce areas by leveraging saltwater for both growing and cooling. This investment provides the Company with a local market partner for potential CEA development in the Middle East and access to key technologies such as saltwater evaporative cooling technology, solar radiation filtration glass, in-house seed breeding programs, additional automated farm operating system technologies and research support from associated science and technical universities.

APPHARVEST MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “design,” “may,” “should,” or similar language are intended to identify forward-looking statements.
It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in Item 1A herein and in our other filings with the Securities and Exchange Commission (the “SEC”). The impact of COVID-19 and its variants may also exacerbate these risks, any of which could have a material effect on us. All forward-looking statements included herein are made only as of the date hereof. Unless otherwise required by law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise after the date of such statement.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2020, as amended, included in our Current Reports on Form 8-K/A filed with the SEC on March 2, 2021 and on June 7, 2021. As used in this section, unless the context suggests otherwise, “we,” “us,” “our,” “Company,” “AppHarvest” refer to AppHarvest, Inc. and its consolidated subsidiaries.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

AppHarvest was founded on January 19, 2018 and, together with its subsidiaries, is an applied technology company in Appalachia developing and operating some of the world’s largest high-tech indoor farms, designed to grow non-GMO, chemical pesticide-free produce, using primarily recycled rainwater while producing significantly higher yields than those of traditional agriculture on the same amount of land. The company combines conventional agricultural techniques with cutting-edge technology including artificial intelligence and robotics to improve access for all to nutritious food, farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.
Prior to October 2020, our operations were limited to organizing and staffing, business planning, raising capital, and acquiring and developing properties for Controlled Environment Agriculture (“CEA”). In October 2020, we partially opened our first CEA facility in Morehead, Kentucky, which we estimate can cultivate more than 720,000 tomato plants with an approximate yield of more than 40 million pounds per year. We harvested our first crop of beefsteak tomatoes in January 2021 and we began harvesting our first crop of tomatoes on the vine in March 2021. Our Morehead CEA facility has been fully operational since March 2021 and production of the full 60 acres began in the first week of May 2021.
We are currently building four more CEA facilities. The leafy green facility in Berea, Kentucky is approximately 37% complete and the tomato facility in Richmond, Kentucky is approximately 31% complete, with both facilities expected to be fully operational by mid-2022. Groundbreakings for two more facilities occurred in June 2021 in Somerset, Kentucky and Morehead, Kentucky. The Somerset facility is expected to grow berries and the Morehead facility, which is adjacent to our first facility, is expected to grow leafy greens. These two facilities are expected to be operational by the end of 2022.
We expect to have five facilities operational by the end of 2022, with approximately 175 acres under production. We anticipate that we will have 12 operational CEA facilities in Appalachia with more than 500 acres of aggregate production capacity by the end of 2025, assuming that we are able to obtain necessary capital when needed on acceptable terms.
For a discussion of our future funding requirements, please refer to Part II, Item 1A. Risk Factors, “We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our operations and future growth.”

In April 2021, we acquired Root AI, Inc. (now AppHarvest Technology, Inc.), an artificial intelligence and robotics company, including their team with experience in CEA. This group is focused on the development of best-in-class CEA technology solutions integrating custom robotics, genetics, management software, and artificial intelligence. We plan to initially leverage these technology solutions internally to maximize the performance of our own CEA facilities and then sell the turnkey CEA solutions to the global market.
The Company is organized as a single operating segment. Substantially all of the assets and operations of the Company are located in the United States (“U.S.”).
Basis of Presentation
Currently, we conduct business through one operating segment. Prior to the six months ended June 30, 2021 we were a pre-revenue company with no commercial sales. We began generating sales during the six months ended June 30, 2021 and conduct our operations solely in the U.S.
For more information about our basis of presentation, refer to Note 1 - Description of Business of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Environmental, Social and Governance (“ESG”)
AppHarvest is a new kind of company. We are both a public benefit corporation (“PBC”) and a certified B Corporation because we believe in collective benefit over individual gain. We believe growing healthy fruits and vegetables are good business, and new technologies can deliver clean produce with safer growing methods, which we believe benefits all stakeholders. We are all in this together, for good.

Public benefit corporations are for-profit corporations and, under Delaware law, our directors have a duty to balance the financial interests of stockholders, the best interests of those materially affected by our conduct (including our stockholders, employees, communities, customers and suppliers), and the specific public benefits identified in our second amended and restated certificate of incorporation (the “amended and restated certificate of incorporation”) when making decisions. Our amended and restated certificate of incorporation includes three specific public benefit goals:

•Goal 1 Drive positive environmental change in agriculture
•Goal 2 Empower individuals in Appalachia
•Goal 3 Improve the lives of our employees and the communities in which we operate

In early 2021, we launched our first Materiality Assessment with Business for Social Responsibility (“BSR”) to further assess which environmental, social and governance (“ESG”) issues are most important to AppHarvest’s stakeholders and our business success. Our stakeholders include farmers, employees, regional economic development organizations, retailers, sustainability experts at BSR, suppliers, local communities, and our internal senior management and board members.

While our PBC charter-specific goals broadly relate to our corporate purpose and inform all other ESG efforts, our materiality assessment (which also incorporates Sustainability Accounting Standards Board standards, now Value Reporting Foundation) and B Lab assessment will drive our specific ESG strategies. Our ESG key performance indicators (“KPIs”) will align with our material issues to measure our progress. Our first full year of operations ending on December 31, 2021, will serve as our baseline year for reporting ESG KPIs.

More information on our key ESG programs, goals and commitments, and key metrics can be found in our 2020 sustainability report, which is available on our website https://www.appharvest.com/. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this Quarterly Report.

While we believe all of our ESG goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there is no guarantee or promise that they will be met.
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
On June 15, 2021, we entered into a master credit agreement, as amended, with Rabo AgriFinance LLC (the “Lender”) for a real estate term loan in the principal amount of $75.0 million (the “Rabo Loan”). The collateral securing the payment and performance of the obligations under this Rabo Loan consists of a perfected first priority lien on, and security interest in, our first Morehead facility, together with associated personal property and fixtures. The Rabo Loan matures on April 1, 2031, with quarterly interest payments commencing on July 1, 2021 and quarterly principal payments, commencing on January 1, 2022, with the remaining balance of principal and interest due upon maturity. Payments are based on one month LIBOR plus 2.500% per annum, subject to adjustment on July 1, 2023 and at the end of each successive two year period. On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which will end on December 31, 2021). The Rabo Loan provides that in the event the Lender is unable to determine the applicable LIBOR rate, the Rabo Loan will otherwise bear interest at a rate, per annum, equal to a rate determined by Lender in Lender’s reasonable discretion. Management does not believe the anticipated discontinuation will have a material impact on the Company’s financial condition or results of operations.
On June 21, 2021, we entered into an interest rate swap with an affiliate of the lender to make a series of payments based on a fixed rate of 1.602% and receive a series of payments based on LIBOR. Both the fixed and floating payment streams are based on the initial notional amount of $75.0 million and require quarterly payments under a twenty year amortization schedule.
Factors Affecting Our Financial Condition and Results of Operations
We have expended, and expect to continue to expend, substantial resources as we:
•continue the build-out of the four CEA facilities currently under construction in Richmond, Berea, Somerset and Morehead, and invest in additional CEA facilities in the future;
•conclude our abbreviated 2020 planting season, including crop tear-out and preparation of the greenhouse for the 2021 planting season, which is expected to begin in August 2021, and plant and harvest new crops in our future growing seasons;
•implement the Purchase and Marketing Agreement with Mastronardi Produce Limited (“Mastronardi”) and fulfill our obligations under that agreement;
•identify and invest in future growth opportunities, including new or expanded facilities and new product lines;
•invest in sales and marketing efforts to increase brand awareness, engage customers and drive sales of our products;
•invest in product innovation and development, including our recent acquisition of Root AI Inc’s technologies; and
•incur additional general and administrative expenses, including increased finance, legal and accounting expenses, associated with being a public company and expanding operations.
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
On April 7, 2021, we completed the acquisition of Root AI, Inc., (“Root AI”) an artificial intelligence farming startup that creates intelligent robots to help manage high-tech indoor farms for total consideration of $59.1 million including net cash of approximately $9.8 million, and equity worth approximately $49.4 million. The equity consisted of 2.3 million shares of our Common Stock worth approximately $49.0 million and $0.4 million in options (the “acquisition”).
The acquisition of Root AI is expected to provide us with a baseline for harvesting support while helping evaluate crop health, predict yield, and optimize overall operations in existing CEA facilities. The benefits include fully developed technology, in the form of software and hardware, that can be programmed for utilization and optimization and a skilled workforce to assist with ongoing upgrades of the artificial intelligence. None of the goodwill is expected to be deductible for income tax purposes and was entirely allocated to our sole reporting unit.

Our future results of consolidated operations and financial position may not be comparable to historical results as a result of the Business Combination and the acquisition.
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

Key Components of Statement of Operations

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP measures, such as Adjusted EBITDA, to understand and evaluate our core operating performance. We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense or benefit, depreciation and amortization, adjusted to exclude: stock-based compensation, transaction-related costs, remeasurement of warrant liabilities and certain other non-recurring, non-cash and non-core items. We believe this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP measure for trend analyses and for budgeting and planning purposes.

We believe that the use of this non-GAAP financial measure provides an additional tool for investors to use in evaluating projected operating results and trends. Other similar companies may present different non-GAAP measures or calculate similar non-GAAP measures differently. Management does not consider this non-GAAP measure in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of this non-GAAP financial measure is that it excludes significant expenses that are required to be presented in our GAAP financial statements. Because of this limitation, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP.
Net sales
Prior to the six months ended June 30, 2021, we had not yet generated sales. Substantially all of our net sales are generated from the sale of tomatoes under an agreement with one customer, Mastronardi. Net sales include revenues earned from the sale of our products, less commissions, shipping, distribution and other costs incurred as defined in our customer agreements.
Cost of Goods Sold
Prior to the six months ended June 30, 2021 we had not incurred cost of goods sold as we did not have operations prior to this period. Cost of goods sold consists of expenses incurred related to the production of inventory sold to customers.
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
Interest Expense
Interest expense for the three and six months ended June 30, 2021 primarily relates to the Rabo Loan. Interest expense from related parties for the three and six months ended June 30, 2021 primarily relates to the finance lease and financing obligation for the Morehead CEA facility which were settled upon purchase of Morehead Farm on March 1, 2021 and the convertible note that was converted to Common Stock upon completion of the Business Combination on January 29, 2021.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2021 and June 30, 2020
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended				Six Months Ended
(Dollars in thousands)	June 30, 2021		June 30, 2020	$ Change	June 30, 2021		June 30, 2020	$ Change
Net sales	$3,138		$—	$3,138	$5,437		$—	$5,437
Cost of goods sold	15,683		—	15,683	22,519		—	22,519
	(12,545)	—	—	(12,545)	(17,082)	—	—	(17,082)
Operating expenses:
Selling, general and administrative expenses	27,467		1,713	25,754	58,956		2,693	56,263
Total operating expenses	27,467		1,713	25,754	58,956		2,693	56,263
Operating loss	(40,012)		(1,713)	(38,299)	(76,038)		(2,693)	(73,345)
Development fee income from a related party	—		138	(138)	—		272	(272)
Interest expense from related parties	—		(24)	24	(658)		(26)	(632)
Interest expense	(88)		—	(88)	(88)		—	(88)
Change in fair value of Private Warrants	6,488		—	6,488	16,314		—	16,314
Other	105		(30)	135	461		—	461
Loss before income taxes	(33,507)		(1,629)	(31,878)	(60,009)		(2,447)	(57,562)
income tax benefit (expense)	1,491		—	1,491	(522)		—	(522)
Net loss	$(32,016)		$(1,629)	$(30,387)	$(60,531)		$(2,447)	$(58,084)
Reconciliation of GAAP to Non-GAAP
The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(32,016)	$(1,629)	$(60,531)	$(2,447)
Interest expense from related parties	—	24	658	26
Interest expense	88	—	88	—
Interest income	(73)	(2)	(96)	(31)
Income tax expense (benefit)	(1,491)	—	522	—
Depreciation and amortization expense	2,800	(6)	4,602	15
EBITDA	(30,692)	(1,613)	(54,757)	(2,437)
Change in fair value of Private Warrants	(6,488)	—	(16,314)	—
Stock-based compensation expense	13,390	40	19,676	59
Transaction success bonus on completion of Business Combination	—	—	1,500	—
Business Combination transaction costs	543	—	13,804	—
Root AI acquisition costs	625	—	1,032	—
Adjusted EBITDA	$(22,622)	$(1,573)	$(35,059)	$(2,378)
The following sections discuss and analyze the changes in the significant line items in our unaudited condensed consolidated statements of operations for the comparison periods identified.
Net Sales
Net sales for the three and six months ended June 30, 2021 were $3.1 million and $5.4 million, respectively, compared to $0 for the comparable prior year periods, with the increase due to the sale of tomatoes produced in the abbreviated first planting season at our Morehead CEA facility. Net sales for the three and six months ended June 30, 2021 were adversely impacted by labor and productivity challenges associated with the training and development of the new workforce at the Morehead, Kentucky facility, and net sales for the three months ended June 30, 2021 were adversely impacted by low market prices for tomatoes. The labor and productivity challenges resulted in lower net sales due to lower overall No. 1-grade production yields, including the impact of higher related distribution and shipping fees.
Cost of Goods Sold
Cost of goods sold for the three and six months ended June 30, 2021 was $15.7 million and $22.5 million, respectively, compared to $0 for the comparable prior year periods. Cost of goods sold was impacted by investments in our workforce as we develop skills needed in an industry that is new to the Appalachian region and investments in our production processes as we capitalize on operational insights from our first growing season, as well as costs associated with the early conclusion of the first planting season at our Morehead CEA facility.
Selling, General, and Administrative Expenses
SG&A for the three and six months ended June 30, 2021 was $27.5 million and $59.0 million, respectively, compared to $1.7 million and $2.7 million for the comparable prior year periods. The $25.8 million and $56.3 million increases were primarily due to transaction costs related to the Business Combination, stock-based compensation expense, including a one-time charge due to the completion of the Business Combination, payroll and related costs due to higher headcount and professional services and legal fees including accounting and other consulting fees related to becoming a public company. These costs also include approximately $1.0 million of start-up costs related to the pre-commencement commercial activities for tomatoes on the vine at the Morehead CEA Facility.
Development Fee Income from a Related Party
We recognized development fee income of $0.1 million and $0.3 million during the three and six months ended June 30, 2020, respectively, which represents the amortization of a one-time development fee we received for limited oversight services the Company performed at Equilibrium’s greenhouse construction site in Morehead, Kentucky. The fee was amortized on a straight-line basis, consistent with the timing of our services, from date of receipt through the project completion date in October 2020. We recognized no such income during the three and six months ended June 30, 2021.
Interest Expense
Interest expense during the three and six months ended June 30, 2021 primarily relates to the finance lease and financing obligation for the Morehead facility which were settled upon the purchase of Morehead Farm on March 1, 2021 and the convertible note that was converted to Common Stock upon completion of the Business Combination on January 29, 2021.
Income Taxes
Our effective income tax rate was (4.4)% and 0.9% for the three and six months ended June 30, 2021, respectively. We had zero tax expense for the comparable prior year periods. The variance from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2021 was primarily attributable to a change in our valuation allowance. There was no income tax expense recognized in the three and six months ended June 30, 2020.
Liquidity and Capital Resources
Cash and cash equivalents totaled $273.1 million as of June 30, 2021. Currently, our primary sources of liquidity are cash flows generated from the successful completion of the Business Combination, the proceeds from the Rabo Loan and revenues from the sale of our tomatoes. We have incurred losses and generated negative cash flows from operations since our inception in 2018. At June 30, 2021, we had an accumulated deficit of $81.7 million.
The large-scale high-tech CEA business is capital-intensive, and we expect to continue to expend significant resources as we continue construction of our next four CEA facilities in Central Appalachia, which include a 15 acre facility in Berea, Kentucky, where we will grow leafy greens, a 60 acre facility outside Richmond, Kentucky, where we will grow tomatoes, a 30 acre facility in Somerset, Kentucky, where we will grow berries and a new 10 acre facility in Morehead, Kentucky, where we will grow leafy greens. In addition to construction costs, these expenditures are expected to include working capital, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting, developing and retaining a skilled local labor force. Other unanticipated costs may arise due to the unique nature of the high-tech CEA facilities, and the purchase and development of additional properties for future facilities. We also expect to expend significant resources as we invest in CEA technology, develop value-added products and pursue other strategic investments in the CEA industry.
We believe that our cash and cash equivalents on hand at June 30, 2021 are sufficient to meet our current payroll and working capital requirements for a period of at least 12 months from the date of this Quarterly Report, as well as our currently planned capital expenditure requirements as we continue to build out additional large-scale high-tech CEA facilities. The amount and timing of our future funding requirements, if any, will depend on many factors, including the timing and costs of completion of our large-scale high-tech CEA facilities.
We could potentially use our available financial resources sooner than we currently expect and may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors”.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

(Dollars in thousands)	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(63,480)	$(2,448)
Net cash used in investing activities	(206,040)	(2,852)
Net cash provided by financing activities	520,682	6,912
Cash and cash equivalents, beginning of year	21,909	6,031
Cash and cash equivalents, end of period	$273,071	$7,643
Net Cash Used In Operating Activities
Net cash used in operating activities was $63.5 million for the six months ended June 30, 2021, compared to $2.4 million for the six months ended June 30, 2020. The change of $61.0 million was primarily due to $13.8 million for transaction costs related to the Business Combination, net losses incurred in the operation of our Morehead CEA facility through its first harvest, payment of utility and hedge program deposits, higher payroll and related costs driven by increased headcount, and professional services and legal fees including accounting and other consulting fees related to becoming a public company.
Net Cash Used In Investing Activities
Net cash used in investing activities was $206.0 million for the six months ended June 30, 2021, compared to $2.9 million for the six months ended June 30, 2020. The change of $203.2 million was primarily due to $123.0 million for the purchase of the Morehead CEA facility pursuant to the MIPSA with Equilibrium that we completed on March 1, 2021, $74.3 million for purchases of property and equipment primarily related to construction of our Richmond and Berea CEA facilities, and $9.8 million for the acquisition of Root AI on April 7, 2021.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $520.7 million for the six months ended June 30, 2021, compared to $6.9 million for the six months ended June 30, 2020. The change of $513.8 million included proceeds of approximately $448.5 from the Business Combination and $74.3 million in net proceeds from long-term debt issuance, partially offset by a financing obligation payment of $2.1 million to Equilibrium as part of our purchase of the Morehead CEA facility.
Contractual Obligations
Our contractual obligations consist primarily of operating and financing leases which impact our short-term and long-term liquidity and capital needs. The table below is presented as of June 30, 2021.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Year
Contractual obligations
Operating leases	$3,549	$717	$1,285	$909	$638
Rabo Loan	75,000	1,875	7,500	7,500	58,125
Total contractual obligations	$78,549	$2,592	$8,785	$8,409	$58,763

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
Debt
As of June 30, 2021, $75.0 million aggregate principal amount of our term loan was outstanding. See Note 10 - Debt to the Condensed Consolidated Financial Statements of this Quarterly Report for information regarding the debt. As of June 30, 2021, we were in compliance with all covenants under our Rabo Loan.
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
We account for our private warrants (the “Private Warrants”) in accordance with ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, under which we have determined that the Private Warrants are recognized as liabilities at fair value and subject to re-measurement at each balance sheet date until exercised. Changes in fair value of the Private Warrants are recognized in our unaudited condensed consolidated statements of operations and comprehensive loss. The fair value of the Private Warrants is estimated at each measurement date using a Black-Scholes option pricing model.

We estimate the fair value of our stock option awards and Private Warrants using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the fair value of the Common Stock, expected term, expected volatility, risk-free interest rate, and expected dividends.

Fair Value of Common Stock — Historically, as there had been no public market for our common stock, the fair value of the common stock for stock-based awards was determined by our Board of Directors (the “Board”) based in part on valuations of the common stock prepared by a third-party valuation firm. Since the closing of the Business Combination our Board will determine the fair value of each share of Common Stock underlying stock-based awards based on the closing price of our common stock as reported by Nasdaq on the date of the grant. For the Private Warrants, the fair value of the Common Stock is based upon historical values.

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
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2025, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years. As of June 30, 2021, our public float was greater than $700.0 million and therefore effective December 31, 2021, we will no longer qualify as an emerging growth company.
We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. As of June 30, 2021, our public float was greater than $700.0 million and therefore effective December 31, 2021, we will no longer qualify as a smaller reporting company although we will continue to use the scaled disclosures permitted for a smaller reporting company through our annual report on Form 10-K for the fiscal year ended December 31, 2021 and plan to begin providing non-scaled larger company disclosure in our first Form 10-Q of the next fiscal year.
Recent Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that we adopt as of the specified effective date.

See “Note 2 - Summary of Significant Accounting Policies of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements and their effect on us.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, this information is not required.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and accounting officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Controls and Procedures

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

Changes in Internal Control over Financial Reporting

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement focused in part on provisions in warrant agreements that provide for potential changes in the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. Historically, all of the warrants issued during the initial public offering of Novus were reflected as a component of equity. In light of the SEC Staff Statement, we reassessed the accounting for the warrants and determined that the accounting treatment for the Private Warrants was in error. While the terms of the Private Warrants have not changed, as a result of the SEC Staff Statement, we determined that the Private Warrants should have been classified as liabilities and subsequently remeasured at fair value on a recurring basis pursuant to Accounting Standards Codification Topic 815. The terms of the warrants provide for differences in the mechanics of a cashless exercise dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions preclude the Private Warrant from being classified in equity. We determined that there was no impact to the historical accounting by Novus for the Public Warrants as a result of the SEC Staff Statement and that the Public Warrants were properly reflected as a component of stockholders’ equity. The historical financial statements of Legacy AppHarvest, which are the financial statements of the combined company following the consummation of the Business Combination, are not affected by the SEC Staff Statement.

We filed an amendment with the SEC on June 2, 2021 (the “Amended Novus 10-K”) to Novus's Annual Report on Form 10-K filed with the SEC on January 29, 2021 reflecting this change in classification of the Private Warrants for the period from March 5, 2020 (inception) through December 31, 2020 (the “Affected Period”) and the corresponding restatement to the financial statement items for the Affected Period was reflected in disclosures in the financial statements included in the

Amended Novus 10-K. In addition, the Amended Novus 10-K reflected the expense of certain issuance costs associated with the Private Warrants that were previously offset against stockholders’ equity.

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
Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q (“Quarterly Report”). If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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
•We have an evolving business model, which increases the complexity of our business and makes it difficult to evaluate our future business prospects.
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
•We depend on employing a skilled local labor force, and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.
•We could be adversely affected by a change in consumer preferences, perception and spending habits in the food industry, and failure to develop and expand our product offerings or gain market acceptance of our products could have a negative effect on our business.
•We may be unable to successfully execute on our growth strategy. Failure to adequately manage our planned growth strategy may harm our business or increase our risk of failure.
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
•We recently concluded our first growing season and have only just recently increased production in our single operating facility to full operating capacity, which makes it difficult to forecast future results of operations.
•Demand for tomatoes, leafy greens, berries, and other produce, is subject to seasonal fluctuations and may adversely impact our results of operations in certain quarters.
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
•If we are unable to apply technology effectively in driving value for our clients through our technology-based platforms, our operating results, client relationships and growth could be adversely affected.

Risks Related to Our Business and Industry

We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future. Our business could be adversely affected if we fail to effectively manage our future growth.

We incurred net losses of $32.0 million and $60.5 million and $1.6 million and $2.4 million for the three and six months ended June 30, 2021 and 2020, respectively. We believe we will continue to incur net losses for the foreseeable future as we continue to invest in world-class technology to increase production and commercial sales of our products. We recently concluded our first growing season and have only just recently increased production in our single operating facility to full capacity. There is no guarantee when, if ever, we will become profitable. We expect to expend substantial resources as we:

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

The high-tech greenhouse agriculture business is extremely capital-intensive and we expect to expend significant resources to complete the build-out of facilities under construction, continue harvesting existing crops and plant and harvest new crops in our existing and future CEA facilities. These expenditures are expected to include working capital, costs of acquiring and building out new facilities, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting, developing and retaining a skilled local labor force. In addition, other unanticipated costs may arise due to the unique nature of these CEA facilities and increased production in our single operating facility at full capacity. We currently import many of the supplies and materials for greenhouse operations from abroad, including the construction materials for our CEA facilities, and seeds for plants. Accordingly, we are subject to risk of fluctuation in exchange rates, which could cause unexpected increases in our costs and harm our financial position.

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

We have an evolving business model, which increases the complexity of our business and makes it difficult to evaluate our future business prospects.

Our business model is continuing to evolve. We are primarily engaged in building a sustainable food company with a resilient and scalable ecosystem of applied technology greenhouses to serve the rapidly growing consumer demand for fresh, chemical-free, non-GMO fruits, vegetables and related value-added products in the U.S. We also intend to pursue additional CEA opportunities through partnerships with third parties, including opportunities outside of the U.S. With the recent acquisition of Root AI, we are also engaged in building an applied technology company, which develops CEA technology solutions for internal use and for potential sale to customers in the global CEA industry. From time to time, we may continue to modify aspects of our business model relating to our products and services. We do not know whether these or any other modifications will be successful. The evolution of and modifications to our business model will continue to increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance and financial resources. Future additions to or modifications of our business model are likely to have similar effects. Further, any new products or services we offer that are not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We face risks inherent in the greenhouse agriculture business, including the risks of diseases and pests.

We are focused on building large-scale CEA facilities in Appalachia with the goal of providing quality domestic supply of fresh fruits and vegetables to nearly 70% of the U.S. population. We primarily grow two varieties of tomatoes at the Morehead facility — tomatoes on the vine and beefsteak tomatoes — and expect to expand to other tomato varieties and other fruits and vegetables such as berries, peppers, cucumbers, and leafy greens in the future at other facilities. As such, we are subject to the risks inherent in an agricultural business, such as insects, plant and seed diseases and similar agricultural risks, which may include crop losses, for which we are not insured; production of non-saleable products; and rejection of products for quality or other reasons, all of which may materially affect our operational and financial performance.. Although our produce is grown in climate-controlled greenhouses, there can be no assurance that natural elements will not have an effect on the production of these products. In particular, plant diseases, such as root rot or tomato brown rugose fruit virus, or pest infestations, such as whiteflies, can destroy all or a significant portion of our produce and could eliminate or significantly reduce production at the greenhouse until we are able to disinfect the greenhouse and grow replacement tomatoes or other vegetables and fruits.

Although we have taken and continue to take precautions to guard against crop diseases and pests, these efforts may not be sufficient. For example, in June 2021, we experienced an outbreak of aphids and fruit flies in our Morehead greenhouse. In addition, diseases and pests can make their way into greenhouses from outside sources over which we have limited or no control. Diseases and pests can be inadvertently brought in by employees, from seeds and propagation vendors and from the trucks that transport supplies to the greenhouse. Once a disease or pest is introduced, we will need to quickly identify the problem and take remedial action in order to preserve the growing season. Failure to identify and remediate any diseases or pests in a timely manner could cause the loss of all or a portion of our crop and result in substantial time and resources to resume operations. Crop losses as a result of these agricultural risks could negatively impact our business, prospects, financial condition, results of operations and cash flows.

We currently rely on a single facility for all of our operations.

Our first CEA facility is a 2.76 million square foot CEA facility in Morehead, Kentucky, which partially opened in October 2020 and became fully operational in March 2021. For the immediate future, we will rely solely on the operations at the Morehead facility. Adverse changes or developments affecting the Morehead facility could impair our ability to produce our products and our business, prospects, financial condition and results of operations. Any shutdown or period of reduced production at the Morehead facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would significantly disrupt our ability to grow and deliver our produce in a timely manner, meet our contractual obligations and operate our business. Our greenhouse equipment is costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars, labor shortages, or other factors. If any material amount of our machinery were damaged, we would be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. Any insurance coverage we have may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Any damage to or problems with our CEA facilities, or delays in construction, could severely impact our operations and financial condition.

Any damage to or problems with the Morehead facility or any other CEA facilities, including defective construction, repairs, or maintenance, we build or use in the future could have a severe adverse impact on our operations and business. We face risks including, but not limited to:

•Weather. Our operations may be adversely affected by severe weather including tornados, lightning strikes, wind, snow, hail and rain. A tornado, lightning strike, severe hailstorm or unusually large amount of precipitation could cause damage or destruction to all or part of our greenhouse. We may be required to expend significant resources and time in mitigating damage to our crops, and such damage may not be covered by insurance. The impact of a severe weather event or natural disaster could result in significant losses and seriously disrupt our entire business.
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

Agricultural operations are labor intensive, and the growing season for greenhouses is year-round. In general, each year, we plan to begin planting in September, grow and harvest the produce into June or July and then remove plants and clean the greenhouse in August. These year-round operations depend on the skills and regular availability of labor in Appalachia.

Central Appalachia’s labor force long powered America through its coal mining operations. Over the past decade, the industry’s precipitous decline and replacement by natural gas has left tens of thousands of skilled workers unemployed throughout the region. We have rapidly hired in the region as we prepare to open our CEA facility and benefited from a strong network of employer assistance programs ready to help companies interested in locating in the region to provide jobs for its ready workforce. However, there is competition for skilled agricultural labor in the region, particularly from the cannabis industry, and even if we are able to identify, hire and train our labor force, there is no guarantee that we will be able to retain these employees. Further, the operation of CEA facilities requires unique skills, which may not be widely available in the regions where we operate. Any shortage of labor, lack of training or skills, or lack of regular availability could restrict our ability to operate our greenhouses profitably, or at all.

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
•Consumer Income. A general decline in the consumption of our products could occur at any time as a result of change in consumer spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship, expectations of inflation, or increased price sensitivity, which may be exacerbated by the effects of the COVID-19 pandemic or other events.

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

•New Controlled Agriculture Facilities. Our first CEA facility, which spans more than 60 acres, opened its first 30 acres of growing space in Morehead, Kentucky in October 2020, with the remainder becoming operational in March 2021. We have begun construction on our next four facilities in Berea, Richmond, Somerset and Morehead. In October 2020, we announced that we had broken ground at the facility in Richmond. The facilities will include 60 acres of growing space for cucumbers and tomatoes on the vine in Richmond and 15 acres of leafy greens in Berea. Both new facilities are expected to be operational by the end of 2022. In the second quarter of 2021, we began construction of a 30 acre berry facility in Pulaski County, Kentucky and a 10 acre leafy green facility in Morehead, Kentucky. We periodically enter into other agreements to purchase, or have an option to purchase, additional properties for potential development. We expect to have 12 operational CEA facilities by the end of 2025.

Identifying, planning, developing, constructing and finishing new CEA facilities in Central Appalachia has required and will continue to require substantial time and resources. Greenhouses, such as the Morehead facility and other facilities, require a large amount of flat land with a maximum cut and fill area, the ability to obtain the appropriate permits and approvals, sufficient utilities and road access and adequate availability of skilled labor, among other things. We may be unsuccessful in identifying available sites in Central Appalachia that are conducive to our planned projects, and even if identified, we may ultimately be unable to lease, purchase, build or operate on the land for any number of reasons. Because of the capital-intensive nature of these projects, we will need to prioritize which sites we plan to develop, and there can be no guarantee that we will select or prioritize sites that will ultimately prove to be appropriate for construction. Further, we may spend time and resources developing sites at the expense of other appropriate sites, which may ultimately have been a better selection or more profitable location. On the other hand, if we overestimate market demand and expands into new locations too quickly, we may have significantly underutilized assets and may experience reduced profitability. If we do not accurately align capacity at our greenhouses with demand, our business, financial condition and results of operations could be adversely affected.

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

Failure to adequately manage our planned aggressive growth strategy may harm our business or increase our risk of failure.

For the foreseeable future, we intend to pursue an aggressive growth strategy for the expansion of our operations through increased product development and marketing. Our ability to rapidly expand our operations will depend upon many factors, including our ability to work in a regulated environment, market value-added products effectively, establish and maintain strategic relationships with suppliers, and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand may have a materially adverse effect on our business, results of operations, and financial condition. Accordingly, we may be unable to achieve our targets for sales growth, and our operations may not be successful or achieve anticipated operating results.

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

We recently concluded our first growing season and have only just recently increased production in our single operating facility to full capacity, which makes it difficult to forecast future results of operations.
Our first CEA facility in Morehead, Kentucky partially opened in October 2020, marking the beginning of our first growing season. The Morehead facility was completed in March 2021 and we recently concluded our first growing season, having only recently increased production at full capacity. As a result, our ability to accurately forecast future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. In future periods, revenue growth could slow or revenue could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of the overall market, or our failure, for any reason, to take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

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

Real or perceived quality, food safety, or environmental concerns or failures to comply with applicable food regulations and requirements, whether or not ultimately based on fact and whether or not involving our products (such as incidents involving Mastronardi or our competitors), could cause negative publicity and reduced confidence in our company, brand or products, which could in turn harm our reputation and sales, and could adversely affect our business, financial condition and operating results. Brand value is also based on perceptions of subjective qualities, such as appearance and taste, and any incident that erodes the loyalty of our consumers, including changes to product appearance, taste or packaging, could significantly reduce the value of our brand and significantly damage our business.

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

In the United States, we are subject to regulation by various government agencies, including the FDA, Federal Trade Commission (the “FTC”), Occupational Safety and Health Administration (“OSHA”), Environmental Protection Agency (the “EPA”), and USDA, as well as various state and local agencies. We are also regulated outside the United States by various international regulatory bodies. In addition, depending on customer specification, we may be subject to certain voluntary, third-party standards, such as Global Food Safety Initiative (“GFSI”), standards and review by voluntary organizations, such as the Council of Better Business Bureaus’ National Advertising Division. We could incur costs, including fines, penalties and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. The loss of third-party accreditation could result in lost sales and customers, and may adversely affect our business, results of operations, and financial condition. In connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states.

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

If our suppliers, or any partner farms or co-manufacturers that we may engage in the future, fail to comply with food safety, environmental, or other laws and regulations, or face allegations of non-compliance, our operations may be disrupted. Additionally, such partner farms and co-manufacturers would be required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative partner farms, suppliers or co-manufacturers and we may be subject to lawsuits related to such non-compliance by such partner farms, suppliers, and co-manufacturers. As a result, our supply of produce and finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations, and financial condition. The failure of any future co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, and economic loss. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of produce, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, results of operations, and financial condition.

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

We do not use chemical fungicides, or chemical rodenticides, and limit use of chemical pesticides in accordance with our Chemical Pesticide Policy. Any use of chemical pesticides, as defined in our Chemical Pesticide Policy, to address any pests incidents will be disclosed, as stated in that policy, in our annual sustainability report. In any such circumstance we would use, to the extent practicable, the chemical pesticide with the lowest human toxicity. Chemical pesticide use may cause reputational harm and could adversely affect our business, prospects, financial condition and operating results. We use biopesticides and biofungicides as a part of an integrated crop management program whereby cultural controls are used to limit pesticide intervention. Biopesticides and biofungicides are only used where no other control step is practicable. We use ethephon-based products, considered organophosphate pesticides by the United States Environmental Protection Agency (“EPA”), as plant growth regulators to facilitate even ripening of tomatoes on the vine. The federal environmental laws to which our operations are, or may be, subject include the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) and regulations thereunder, which regulate pesticides; the Clean Air Act (CAA) and regulations thereunder, which regulate air emissions; the Clean Water Act (CWA) and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act (RCRA) and regulations thereunder, which regulate the management and disposal of hazardous and non-hazardous solid wastes; and the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and regulations thereunder, known more commonly as “Superfund,” which impose liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under OSHA and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state and local laws and regulations may also apply.

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

We use or plan to use computers, software and technology in substantially all aspects of our business operations. We build and operate robotics which rely on these technologies. Our employees also use or plan to use mobile devices, social networking and other online activities to connect with crew members, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Cybersecurity incidents are increasing rapidly in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks in particular increasing in connection with the COVID-19 pandemic. Our business involves sensitive information and intellectual property, including know-how, private information about crew members and financial and strategic information about us and our business partners.

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

If we are unable to apply technology effectively in driving value for our clients through our technology-based platforms, our operating results, client relationships and growth could be adversely affected.

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by digital disruption and developments in technology. These may include new robotics and automation products which we seek to introduce as turnkey CEA technology solutions. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants such as technology companies and others. These new entrants are focused on using technology and innovation, including artificial intelligence, to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. If we fail to develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards, our value proposition and operating efficiency could be adversely affected. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the useful lives of fixed assets, the valuation of instruments issued for financing and stock-based compensation, and income taxes, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our securities.

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

Further, COVID-19 may impact customer and consumer demand. There may be significant reductions or volatility in consumer demand for our products due to the temporary inability of consumers to purchase these products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending, expectations of inflation or pantry-loading activity, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations and future growing seasons.

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

Our values are integral to everything we do. We are committed to empowering individuals in Appalachia, driving positive environmental change in the agriculture industry and improving the lives of our employees and the community at large. We may take actions in furtherance of those goals and, therefore, our stockholders over a longer period of time, even if those actions do not maximize short- or medium-term financial results. However, these longer-term benefits may not materialize within the timeframe we expect or at all. For example, we are a public benefit corporation under Delaware law. As a public benefit corporation, we are required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purpose set forth in our second amended and restated certificate of incorporation (the “amended and restated certificate of incorporation”). In addition, there is no assurance that the expected positive impact from being a public benefit corporation will be realized. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

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

While not required by Delaware law or the terms of our amended and restated certificate of incorporation, we elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation.” The term “Certified B Corporation” does not refer to a particular form of legal entity, but instead refers to companies that are certified by an independent non-profit organization as meeting rigorous standards of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification may change over time. These standards may not be appropriately tailored to the legal requirements of publicly traded companies or to the operational requirements of larger companies. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to meet certification requirements, if that change in status were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations. Likewise, our reputation could be harmed if our publicly reported B Corporation score declines and that created a perception that we have slipped in our satisfaction of the Certified B Corporation standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with our values.

As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.

As a public benefit corporation, our board of directors (the “Board”) have a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) specific public benefits identified in our charter documents. While we believe that our public benefit designation and obligation will benefit our stockholders, in balancing these interests the Board may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects.

For example:

•We may choose to revise our policies in ways that we believe will be beneficial to our stakeholders, including farmers, employees, regional economic development organizations, retailers, sustainability experts at BSR, suppliers, local communities, and our internal senior management and board members, even though the changes may be costly;
•We may take actions, such as building state-of-the-art facilities with technology and quality control mechanisms that exceed the requirements of USDA, EPA, and the FDA, even though these actions may be more costly than other alternatives;
•We may be influenced to pursue programs and services to demonstrate our commitment to the communities to which we serve and bringing ethically produced food to the table even though there is no immediate return to our stockholders; or
•In responding to a possible proposal to acquire the company, our Board may be influenced by the interests of our stakeholders, including farmers, employees, regional economic development organizations, retailers, sustainability experts at BSR, suppliers, local communities, and our internal senior management and board members, whose interests may be different from the interests of our stockholders.

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

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in the Common Stock unless you sell your shares of Common Stock for a price greater than that which you paid for it.

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

In addition, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in our amended and restated certificate of incorporation is inapplicable or unenforceable. In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it. If a court were to find the exclusive forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, prospects, financial condition and operating results.

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

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the last reported sales price of Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you (a) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (c) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

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

As of June 30, 2021, we had 13,249,900 Warrants, 2,888,940 options, and 8,429,473 restricted stock units outstanding. The exercise of such Warrants or options, and the settlement of such restricted stock units, will result in dilution of your investment and could negatively impact the market price of our Common Stock.

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

Our amended and restated certificate of incorporation contains provisions that may delay or prevent an acquisition our company or a change in our management. These provisions may make it more difficult for stockholders to replace or remove members of our Board. Because the Board is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by our stockholders to replace or remove our current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of Common Stock. Among other things, these provisions include:

•the limitation of the liability of, and the indemnification of, our directors and officers;
•a prohibition on actions by our stockholders except at an annual or special meeting of stockholders;
•a prohibition on actions by our stockholders by written consent; and
•the ability of the Board to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by the Board.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent a third party from acquiring or merging with us, whether or not we are desired by, or beneficial to, our stockholders. This could also have the effect of discouraging others from making tender offers for the Common Stock, including transactions that may be in our stockholders’ best interests. Finally, these provisions establish advance notice requirements for nominations for election to the

Board or for proposing matters that can be acted upon at stockholder meetings. These provisions would apply even if the offer may be considered beneficial by some stockholders.

Our status as a public benefit corporation could make an acquisition of our company, which may be beneficial to our stockholders, more difficult.

While Delaware common law, as stated in Revlon, Inc. v. MacAndrews & Forbes Holdings, Inc., and related cases, may impose upon directors of a traditional corporation a duty to maximize short-term stockholder value in certain ‘sale of the company’ transactions, a public benefit corporation board’s decision-making would not be subject to those same constraints. As a public benefit corporation, our Board would need to take into account interests other than short-term stockholder value when evaluating a sale, and this balancing of interests may result in accepting a bid that may not maximize short-term stockholder value. This does not mean that, as a public benefit corporation, our Board balancing of interests would preclude us from accepting a bid that maximizes short-term stockholder value. Rather, our Board would weigh the merits of accepting the short-term value offered by a bid against other options that may generate greater long-term value or have other meaningful effects on those materially affected by our conduct or public benefit purpose and, if appropriate, could accept a bid that does not maximize short-term value. Our Board would also be able to reject a bid in favor of pursuing other stakeholder interests or the specified public benefit, to the detriment of stockholders.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time- consuming and costly. The increased costs will increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as our executive officers.

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

We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of June 30, 2021, we had U.S. federal net operating loss carryforwards of approximately $61.9 million.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Novus commons stock in the IPO. While we will continue to remain an emerging growth company through the end of the 2021 fiscal year and take advantage of the benefits of the extended transition period, our public float exceeded $700 million as of June 30, 2021 and we will no longer qualify as an emerging growth company as of December 31, 2021.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in this Quarterly Report and our periodic reports and proxy statements. We will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. While we will continue to remain a smaller reporting company through the end of the 2021 fiscal year, our public float was greater than $700.0 million as of June 30, 2021 and therefore we will no longer qualify as a smaller reporting company although we will continue to use the scaled disclosures permitted for a smaller reporting company through our annual report on Form 10-K for the fiscal year ended December 31, 201 and plan to begin providing non-scaled larger company disclosure in our first Form 10-Q of the next fiscal year. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

The following factors, in addition to other factors described in this “Risk Factors” section and included elsewhere in this Quarterly Report, may have a significant impact on the market price of our securities:

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
•any major change in our Board or senior management;
•additional sales of our securities by us, our directors, executive officers or principal stockholders;
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

On April 7, 2021 and in connection with the acquisition of Root AI, we (i) issued to Root AI 2,328,510 shares of Common Stock for a purchase price of $21.04 per share and an aggregate purchase price of $49.0 million and (ii) paid net cash of approximately $9.8 million pursuant to a certain agreement and plan of merger by and among us and Root AI, Inc. entered into effective as of April 7, 2021. Such shares of Common Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

(c) Issuer Purchases of Equity Securities

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Separation Agreement

On July 9, 2021, we entered into a separation agreement (the “Separation Agreement”) with Marcella Butler, our former Chief People Officer. Pursuant to the terms and conditions of the Separation Agreement, we agreed to pay Ms. Butler 12 months of severance, payable as a lump sum subject to standard payroll deductions and withholdings, as well as fifty percent of her target bonus for 2021 and 12 months and 7 days of acceleration of her unvested equity awards. The Separation Agreement contains customary broad form releases and confidentiality provisions.

The foregoing summary of the Separation Agreement does not purpose to be complete and is subject to and qualified in its entirety by reference to the full and complete terms of the Separation Agreement, a copy of which is attached as Exhibit 10.2, and is incorporated herein by reference.

Operational Changes

Effective July 23, 2021, David Lee, our President, was appointed a principal operating officer. Mr. Lee will not receive any additional compensation in connection with such appointment at this time. Mr. Lee’s biography and compensation are included in our registration statement on Form S-1, filed with the SEC on March 4, 2021, in the sections titled “Management,” “Director Compensation” and “Executive Compensation” and incorporated herein by reference.

Amendment of the 2021 Equity Incentive Plan

On August 10, 2021, our Board of Directors (the “Board”) amended the AppHarvest, Inc. 2021 Equity Incentive Plan (the “EIP”) and the AppHarvest, Inc. 2021 Employee Stock Purchase Plan (the “ESPP” and together with the EIP, the “Plans”) to remove the “evergreen” features therein. The EIP provides for an initial share reserve of 10,026,958 shares of our common stock (“EIP Shares”) for issuance as equity-based compensation, and the ESPP provides for an initial share reserve of 2,005,392 shares of our common stock (“ESPP Shares”) for sale to employees. The “evergreen” provision in the EIP operated to annually increase the maximum number of EIP Shares authorized and available for issuance without seeking stockholder approval by 2.5% of the total number of shares of our common stock outstanding on December 31st of the preceding year or such lesser number of shares as determined by the Board. The “evergreen” provision in the ESPP operated to annually increase the maximum number of ESPP Shares authorized and available for issuance without seeking stockholder approval by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31st of the preceding year, (ii) 3,008,087 shares of our common stock and (iii) such lesser number of shares as determined by the Board.

The foregoing descriptions of the amendments to the Plans (the “Amendments”) do not purport to be complete and are qualified in their entirety by reference to the Amendments. Copies of the Amendments will be filed as exhibits to our Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2021.

Item 6. Exhibits

Exhibit			Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of AppHarvest, Inc.	Form 8-K	001-39288	3.1	February 2, 2021
3.2	Amended and Restated Certificate of Bylaws of AppHarvest, Inc.	Form 8-K	001-39288	3.2	February 2, 2021
10.1	Master Credit Agreement, dated June 15, 2021, as amended by that certain Addendum to Master Credit Agreement, dated June 15, 2021, by and between AppHarvest Morehead Farm, LLC and among Rabo AgriFinance LLC.	Form 8-K	001-39288	10.1	June 15, 2021
10.2	Marcella Butler Separation Agreement, dated July 9, 2021
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

APPHARVEST, INC.
(Registrant)

Date: August 11, 2021	By:	/s/ Loren Eggleton
Loren Eggleton
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)