Form 10-Q
period 2021-09-30
AppHarvest, Inc.
filed 2021-11-10
CIK 1807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0001, outstanding at November 5, 2021, were 100,698,194.

APPHARVEST, INC AND SUBSIDIARIES

Part I - Financial Information
Item 1. Financial Statements
APPHARVEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$221,574	$21,909
Restricted cash	7,250	—
Inventories, net	4,187	3,387
Prepaid expenses and other current assets	3,410	481
Total current assets	236,421	25,777
Operating lease right-of-use assets, net	2,196	1,307
Property and equipment, net	288,610	152,645
Goodwill	50,863	—
Other intangible assets, net	9,321	—
Other assets, net	16,724	1,188
Total non-current assets	367,714	155,140
Total assets	$604,135	$180,917
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$16,354	$1,342
Accrued expenses	14,516	5,184
Current portion of lease liabilities with a related party	—	59,217
Current portion of lease liabilities	537	166
Current portion of financing obligation with a related party	—	58,795
Current portion of long-term debt	9,633	—
Note payable with a related party	—	30,000
Other current liabilities	960	77
Total current liabilities	42,000	154,781
Long-term debt, net of current portion	85,436	—
Lease liabilities, net of current portion	2,276	1,370
Deferred income tax liabilities	1,967	—
Private Warrant liabilities	4,337	—
Other liabilities	2,679	—
Total non-current liabilities	96,695	1,370
Total liabilities	138,695	156,151
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.0001, 10,000 shares authorized, 0 issued and outstanding, as of September 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001, 750,000 shares authorized, 100,674 and 44,461 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	10	4
Additional paid-in capital	566,935	45,890
Accumulated deficit	(98,927)	(21,128)
Accumulated other comprehensive loss	(2,578)	—
Total stockholders’ equity	465,440	24,766
Total liabilities and stockholders’ equity	$604,135	$180,917
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$543	$—	$5,980	$—
Cost of goods sold	7,482	—	30,001	—
	(6,939)	—	(24,021)	—
Operating expenses:
Selling, general and administrative expenses	25,401	5,742	84,357	8,435
Total operating expenses	25,401	5,742	84,357	8,435
Loss from operations	(32,340)	(5,742)	(108,378)	(8,435)
Other income (expense):
Development fee income from a related party	—	136	—	408
Interest expense from related parties	—	(64)	(658)	(90)
Interest expense	(805)	—	(893)	—
Change in fair value of Private Warrants	15,781	—	32,095	—
Other	113	(13)	574	(13)
Loss before income taxes	(17,251)	(5,683)	(77,260)	(8,130)
Income tax expense	(17)	—	(539)	—
Net loss	(17,268)	(5,683)	(77,799)	(8,130)

Other comprehensive loss:
Net unrealized losses on derivatives contracts, net of tax	(66)	—	(2,578)	—
Comprehensive loss	$(17,334)	$(5,683)	$(80,377)	$(8,130)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.14)	$(0.83)	$(0.23)
Weighted average common shares outstanding:
Basic and diluted	100,437	41,558	93,823	35,960

See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock								Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series A-1		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2019	2,770	$5,203	392	$992	1,483	$6,063	9,677	$1	$497	$(3,680)	$(3,182)
Retroactive application of recapitalization	(2,770)	(5,203)	(392)	(992)	(1,483)	(6,063)	21,123	2	12,256	—	12,258
Adjusted balance, December 31, 2019	—	—	—	—	—	—	30,800	3	12,753	(3,680)	9,076
Issuance of preferred shares, net	—	—	—	—	—	—	2,470	—	4,880	—	4,880
Stock-based compensation	—	—	—	—	—	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	—	—	—	(818)	(818)
March 31, 2020	—	$—	—	$—	—	$—	33,270	$3	$17,652	$(4,498)	$13,157
Stock options exercised	—	—	—	—	—	—	148	—	32	—	32
Stock-based compensation	—	—	—	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	—	—	—	(1,629)	(1,629)
June 30, 2020	—	$—	—	$—	—	$—	33,418	$3	17,724	$(6,127)	$11,600
Issuance of preferred shares, net	—	—	—	—	—	—	11,033	1	28,068	—	28,069
Stock-based compensation	—	—	—	—	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	—	—	—	—	(5,683)	(5,683)
September 30, 2020	—	$—	—	$—	—	$—	44,451	$4	$45,841	$(11,810)	$34,035

	Redeemable Convertible Preferred Stock										Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Series A		Series A-1		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2020	2,770	$5,203	392	$992	2,632	$10,942	5,131	$28,069	9,750	$1	$686	$(21,128)	$—	$(20,441)
Retroactive application of recapitalization	(2,770)	(5,203)	(392)	(992)	(2,632)	(10,942)	(5,131)	(28,069)	34,711	3	45,204	—	—	45,207
Adjusted balance, December 31, 2020	—	—	—	—	—	—	—	—	44,461	4	45,890	(21,128)	—	24,766
Business Combination and PIPE Shares, net	—	—	—	—	—	—	—	—	53,361	6	433,521	—	—	433,527
Conversion of Private Warrants	—	—	—	—	—	—	—	—	—	—	5,819	—	—	5,819
Stock options exercised	—	—	—	—	—	—	—	—	103	—	35	—	—	35
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,287	—	—	6,287
Net loss	—	—	—	—	—	—	—	—	—	—	—	(28,515)	—	(28,515)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(669)	(669)
March 31, 2021	—	$—	—	$—	—	$—	—	$—	97,925	$10	$491,552	$(49,643)	$(669)	$441,250
Conversion of Private Warrants	—	—	—	—	—	—	—	—	—	—	3,114	—	—	3,114
Issuance of common stock for acquisition	—	—	—	—	—	—	—	—	2,329	—	48,991	—	—	48,991
Issuance of stock options for acquisition	—	—	—	—	—	—	—	—	—	—	361	—	—	361
Conversion of restricted stock units	—	—	—	—	—	—	—	—	21	—	(108)	—	—	(108)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	13,390	—	—	13,390
Net loss	—	—	—	—	—	—	—	—	—	—	—	(32,016)	—	(32,016)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,843)	(1,843)
June 30, 2021	—	$—	—	$—	—	$—	—	$—	100,275	$10	$557,300	$(81,659)	$(2,512)	$473,139
Conversion of Private Warrants	—	—	—	—	—	—	—	—	—	—	201	—	—	201
Conversion of restricted stock units	—	—	—	—	—	—	—	—	391	—	(2,233)	—	—	(2,233)
Exercise of warrants	—	—	—	—	—	—	—	—	8	—	96	—	—	96
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	11,571	—	—	11,571
Net loss	—	—	—	—	—	—	—	—	—	—	—	(17,268)	—	(17,268)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(66)	(66)
September 30, 2021	—	$—	—	$—	—	$—	—	$—	100,674	$10	$566,935	$(98,927)	$(2,578)	$465,440
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(77,799)	$(8,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Private Warrants	(32,095)	—
Deferred income tax provision	539	—
Depreciation and amortization	7,791	66
Stock-based compensation expense	31,248	108
Rent payments in excess of rent expense	(72)	—
Interest accrual with a related party	—	50
Amortization of development fee with a related party	—	(405)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	259	—
Inventories, net	(800)	(277)
Prepaid expenses and other current assets	(2,752)	(292)
Other assets, net	(10,486)	(2)
Accounts payable	811	1,347
Accrued expenses	1,575	1,282
Other current liabilities	(178)	(4)
Other non-current liabilities	617	—
Net cash used in operating activities	(81,342)	(6,257)
Investing Activities
Purchases of property and equipment	(112,903)	(11,149)
Purchases of property and equipment from a related party	(122,911)	—
Cost of acquisition, net of cash acquired	(9,756)	—
Investment in unconsolidated entity	(5,000)	—
Advances on equipment	—	(15)
Net cash used in investing activities	(250,570)	(11,164)
Financing Activities
Proceeds from debt to a related party	—	32,000
Proceeds from Business Combination and PIPE shares, net	448,500	—
Proceeds from debt	95,709	—
Debt issuance costs	(1,046)	—
Payments on financing obligation to a related party	(2,088)	—
Proceeds from stock options exercised	35	32
Proceeds from exercise of warrants	95	—
Payments of withholding taxes on restricted stock unit conversions	(2,341)	—
Issuance of preferred stock, net	—	32,949
Other financing activities	(37)	—
Net cash provided by financing activities	538,827	64,981
Change in cash and cash equivalents	206,915	47,560
Cash and Cash Equivalents (including Restricted Cash)
Beginning of period	21,909	6,031
End of period	$228,824	$53,591
Non-cash Activities:
Fixed assets purchases in accounts payable	$14,170	$—
Fixed assets purchases in accrued liabilities	$8,331	$—
Operating lease right-of-use assets and liabilities	$1,055	$376
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)

1. Description of Business

AppHarvest was founded on January 19, 2018 and, together with its subsidiaries, is an applied technology company in Appalachia developing and operating some of the world’s largest high-tech indoor farms, designed to grow non-GMO, chemical pesticide-free produce, using primarily rainwater while producing significantly higher yields than those of traditional agriculture on the same amount of land. AppHarvest combines conventional agricultural techniques with cutting-edge technology including artificial intelligence and robotics to improve access to nutritious food, farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.

Prior to October 2020, AppHarvest’s operations were limited to organizing and staffing, business planning, raising capital, and acquiring and developing properties for Controlled Environment Agriculture (“CEA”). In October 2020, AppHarvest partially opened its first CEA facility in Morehead, Kentucky (the “Morehead CEA facility”). AppHarvest harvested its first crop of beefsteak tomatoes at the Morehead CEA facility in January 2021, began harvesting its first crop of tomatoes on the vine in March 2021 and opened production of the full 60 acres at the Morehead CEA facility in May 2021. The Morehead CEA facility concluded its first harvest in August 2021 and completed planting of its second crop in September 2021 in preparation for the second growing season. The harvest of the new crop will commence in the fourth quarter of 2021.

AppHarvest has started construction on four more CEA facilities. Two of the facilities under construction are in Berea, Kentucky (the “Berea leafy green facility”) and Richmond, Kentucky (the “Richmond tomato facility”)—the Berea leafy green facility is over 50% complete, and the Richmond tomato facility is over 50% complete. Both CEA facilities are expected to be fully operational by the end of 2022. Groundbreakings for two more CEA facilities occurred in June 2021 in Somerset, Kentucky (the “Somerset facility”) and Morehead, Kentucky (the “Morehead leafy green facility”). The Somerset facility is expected to grow berries and the Morehead leafy green facility, which is adjacent to the Morehead CEA facility, will grow leafy greens. The Somerset facility is approximately 30% complete and expected to be operational by the end of 2022. The Company temporarily has paused development of the 10-acre Morehead leafy green facility, with construction now expected to resume in 2022 for a 2023 delivery.
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

Pursuant to the Business Combination Agreement, the Merger was accounted for as a reverse recapitalization (the “Reverse Recapitalization”) in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under this method of accounting, Novus is treated as the “acquired” company and Legacy AppHarvest is treated as the acquirer for financial reporting purposes. The Reverse Recapitalization was treated as the equivalent of Legacy AppHarvest issuing stock for the net assets of Novus, accompanied by a recapitalization. The net assets of Novus are stated at historical cost, with no goodwill or other intangible assets recorded.

Legacy AppHarvest was determined to be the accounting acquirer based on the following predominant factors:

•Legacy AppHarvest stockholders have the largest portion of voting rights in the Company;
•The Board and Management are primarily composed of individuals associated with Legacy AppHarvest; and

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. A description of the Company’s significant accounting policies is included in the Legacy AppHarvest’s audited consolidated financial statements, as of and for the year ended December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the Legacy AppHarvest December 31, 2020 audited consolidated financial statements and the accompanying notes.
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

2. Summary of Significant Accounting Policies

Use of Estimates in Condensed Consolidated Financial Statements

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions the Company may undertake in the future, actual results could differ from those estimates and assumptions. Significant items subject to such estimates and assumptions include the valuation of inventory, stock-based compensation, and private warrants.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid, short-term investments with an original maturity date of three months or less to be cash equivalents.

The Company deposits its cash and cash equivalents in a commercial bank. From time to time, cash balances in these accounts exceed the Federal Deposit Insurance Corporation insured limits. The Company mitigates exposure to credit risk by placing cash and cash equivalents with highly rated financial institutions. To date, the Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

Restricted cash represents collateral for a promissory note with JPMorgan Chase Bank, N.A. (the “JPM Note”) which requires 105% of the aggregate borrowings to be held as collateral. See Note 11 - Debt for more information on the JPM Note.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)

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

During the three and nine months ended September 30, 2020, Legacy AppHarvest issued shares of Legacy AppHarvest Series B and Series C redeemable convertible preferred stock to new and existing investors for net proceeds of $28,069, and $32,949, respectively.

Warrants

At September 30, 2021, there were 13,242 warrants to purchase Common Stock outstanding, consisting of 10,907 public warrants (“Public Warrants”) and 2,335 private warrants (“Private Warrants” and together with Public Warrants, “Warrants”). The Private Warrants are held by the Novus initial stockholders. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. The warrants expire on January 29, 2026, or earlier upon redemption or liquidation.

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

The Private Warrants are identical to the Public Warrants except that the Private Warrants and the shares of Common Stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As a result of the provisions in the warrant agreement that provide for differences in the mechanics of a cashless exercise dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions preclude the Private Warrant from being classified in equity. Accordingly, the Private Warrants are classified as a liability and remeasured at fair value at each reporting date. Changes in fair value of the Private Warrants are recognized in the Company’s condensed consolidated statement of operations and comprehensive loss. The fair value of the Private Warrants is estimated at each measurement date using a Black-Scholes option pricing model. See Note 5 - Fair Value Measurements for inputs used in calculating the estimated fair value.

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

The Company records derivative financial instruments on the condensed consolidated balance sheets as either an asset or liability measured at its fair value. Changes in a derivative's fair value (i.e. unrealized gains or losses) are recorded each period in earnings unless the derivative qualifies as a hedging instrument. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the condensed consolidated balance sheets as a component of accumulated other comprehensive loss (“AOCL”) and subsequently recognized in the condensed consolidated statements of operations and comprehensive loss when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge, if any, is recognized in net loss immediately. For derivative instruments that are not designated as hedges, the gain or loss related to the change in fair value is also recorded to net loss immediately.

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

Capitalization of Interest

The Company capitalizes interest on capital projects in accordance with ASC 835-20, Capitalization of Interest, which allows the capitalization of interest costs to get certain assets ready for their intended use. The Company capitalizes interest costs associated with major construction projects as part of the cost of the constructed assets. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. During the three and nine months ended September 30, 2021, $114 of interest expense has been capitalized. No interest was capitalized during the three and nine months ended September 30, 2020. See Note 11- Debt for more information regarding capitalized interest.

Debt Issuance Costs

Debt issuance costs are amortized into interest expense over the terms of the related loan agreements using the effective interest method or other methods which approximate the effective interest method. Debt issuance costs related to debt instruments other than lines of credit are presented on the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability. Debt issuance costs associated with lines of credit are presented on the consolidated balance sheets as other current or non-current assets.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
Goodwill and Other Acquired Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets are stated at their historical cost and amortized on a straight-line basis over their expected useful lives. Through the acquisition of Root AI, Inc. (“Root AI”) on April 7, 2021 (“Root AI Acquisition”) the Company has acquired goodwill as well as certain technology and intellectual property for which the Company has determined the useful life to be ten years. Amortization expense related to the intangible assets was $259 and $470 for the three and nine months ended September 30, 2021. See Note 3 - Business Combinations for more information on the Root AI Acquisition.

The Company conducts annual impairment tests of goodwill on the first day of the fourth quarter and additional impairment reviews when events and circumstances indicate it is more likely than not that an impairment may have occurred. The Company assesses goodwill for impairment at the consolidated level, which represents its single reporting unit. If the fair value of the reporting unit is less than its carrying amount, the Company would record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the amount of goodwill allocated to the reporting unit.

The Company reviews intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the intangible assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. There was no impairment during the nine months ended September 30, 2021.

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
Reverse Recapitalization
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
(amounts in thousands except per share amounts)
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
Also immediately prior to the closing of the Business Combination, Novus assumed the Legacy AppHarvest convertible note (the “Convertible Note”). Upon completion of the Business Combination, the outstanding principal and unpaid accrued interest due on the Legacy AppHarvest Convertible Note was converted into an aggregate of 3,242 shares of Common Stock, and the converted note was no longer outstanding, and ceased to exist. See Note 10 - Note Payable with a Related Party.
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
The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statements of stockholders’ equity and cash flows for the nine months ended September 30, 2021:

Recapitalization
Cash - Novus trust and cash, net of redemptions	$99,896
Cash - PIPE financing	375,000
Non-cash Convertible Note conversion	30,808
Non-cash net liabilities assumed from Novus	(2,850)
Less: Fair value of assumed common stock Private Warrants	(45,565)
Less: transaction costs allocated to equity	(23,762)
Net impact on total stockholders’ equity	433,527
Less: cash payments for transaction costs at Closing	(2,634)
Less: non-cash Convertible Note conversion	(30,808)
Add: non-cash net liabilities assumed from Novus	2,850
Add: non-cash fair value of assumed common stock Private Warrants	45,565
Net impact on net cash provided by financing activities	448,500
Less: transaction costs included in net cash used in operating activities(a)	(13,261)
Total net increase in cash and cash equivalents on closing date	$435,239
(a) Including transaction costs in the amount of $2,887 allocated to the Private Warrants.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
Root AI
On April 7, 2021, the Company completed the Root AI Acquisition.
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

The Company accounted for Root AI using the acquisition method of accounting in accordance with U.S. GAAP whereby the total purchase price was preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values.

The preliminary purchase price allocation for Root AI is as follows:

Goodwill	$50,863
Intangibles	9,754
Deferred taxes	(1,420)
Net operating assets and liabilities	(89)
Net assets acquired	$59,108

As of September 30, 2021, the purchase price allocation for the acquisition was preliminary and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments is finalized, including intangible assets, tax assets, liabilities and other attributes. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Root AI Acquisition.

The Root AI Acquisition is expected to provide the Company with a baseline for harvesting support while helping evaluate crop health, predict yield, and optimize overall operations in existing CEA facilities. The benefits include fully developed technology, in the form of software and hardware, that can be programmed for utilization and optimization and a skilled workforce to assist with ongoing upgrades of the artificial intelligence. None of the goodwill is expected to be deductible for income tax purposes and was entirely allocated to the Company’s sole consolidated reporting unit.

The preliminary fair value of the technology asset was determined using the income approach through a discounted cash flow analysis. The determination of the useful life was based upon consideration of market participant assumptions and transaction specific factors.

Transaction costs of $0 and $1,032 were included in selling, general and administrative expense (“SG&A”) within the unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2021, respectively.

4. Revenue Recognition

The Company recognized revenues of $543 and $5,980 for the three and nine months ended September 30, 2021, respectively and generated no revenues in the comparable prior year periods. Substantially all of the Company’s revenues are generated from the sale of tomatoes under an agreement with one customer, Mastronardi Produce Limited (“Mastronardi”).

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
On March 28, 2019, the Company entered into a Purchase and Marketing Agreement (the “Mastronardi Morehead Agreement”) with Mastronardi pursuant to which Mastronardi agreed to be the sole and exclusive marketer and distributor of all tomatoes, cucumbers, peppers, berries and leafy greens produced at the Morehead CEA facility that meet certain quality standards (collectively, the “Products”). Under the terms of the Mastronardi Morehead Agreement, the Company is responsible for growing, producing, packing, and delivering the Products to Mastronardi, and Mastronardi is responsible for marketing, branding and distributing the Products to its customers. Mastronardi will pay the Company market prices for the Products that are consistent with the best and highest prices available during the duration of the applicable growing season for like kind U.S. Department of Agriculture (“USDA”) Grade No. 1 products. Mastronardi will set the market price for the Products and will pay the Company the gross sale price of the Product sold by Mastronardi, less a marketing fee and Mastronardi’s costs incurred in the sale and distribution of the Products. If Mastronardi rejects, returns or otherwise refuses Products for failure to meet certain quality standards, the Company has the right, at its cost and expense, to sell or otherwise dispose of the Products, subject to certain conditions.

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

The table below presents the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for each measurement:

		Fair Value as of September 30, 2021
	Balance Sheet Account	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency contracts	Other assets, net	$—	$46	$—	$46
Total assets		$—	$46	$—	$46
Liabilities:
Foreign currency contracts	Other current liabilities	$—	$645	$—	$645
Interest rate swap	Other liabilities	—	2,073	—	2,073
Private Warrants	Private Warrant liabilities	—	4,337	—	4,337
Total liabilities		$—	$7,055	$—	$7,055

The Company’s derivative contracts, including foreign currency forward and option contracts and an interest rate swap, are measured at fair value using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2)

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. See Note 13 - Derivative Financial Instruments and Note 11 - Debt for more information on the Company’s use of financial instruments.

The Private Warrant liabilities are determined using a Black-Scholes option pricing model, a Level 2 valuation. The significant inputs to the Private Warrant valuation are as follows:

	On the Closing Date of the Business Combination	September 30, 2021
Exercise price	$11.50	$11.50
Stock price	$24.95	$6.52
Volatility	25.0%	54.6%
Remaining term in years	5.00	4.33
Risk-free rate	0.45%	0.94%
Dividend yield	—	—
The following table summarizes the private warrant activity for the three and nine months ended September 30, 2021:

(In thousands)
Fair value of Private Warrants on the Closing Date	$45,565
Fair value of Private Warrants converted to Public Warrants	(5,819)
Change in fair value of Private Warrants	(9,826)
Fair value of Private Warrants outstanding as of March 31, 2021	$29,920
Fair value of Private Warrants converted to Public Warrants	(3,113)
Change in fair value of Private Warrants	(6,488)
Fair value of Private Warrants outstanding as of June 30, 2021	$20,319
Fair value of Private Warrants converted to Public Warrants	(201)
Change in fair value of Private Warrants	(15,781)
Fair value of Private Warrants outstanding as of September 30, 2021	$4,337

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

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)

	September 30, 2021	December 31, 2020
Raw materials	$1,255	$781
Growing crops	2,932	2,606
Finished goods	—	—
Total inventories, net	$4,187	$3,387

7. Property and Equipment

	September 30, 2021	December 31, 2020
Land	$30,526	$7,277
Buildings	77,949	57,362
Machinery and equipment	49,153	9,581
Construction in progress	133,666	78,174
Leasehold improvements	3,577	871
Less: accumulated depreciation	(6,261)	(620)
Total property and equipment, net	$288,610	$152,645
Depreciation expense was $2,752 and $6,887 for the three and nine months ended September 30, 2021, respectively, compared to $51 and $66 for the three and nine months ended September 30, 2020, respectively.
In March 2021 the Company acquired the Morehead CEA facility and related property from Equilibrium Controlled Environment Foods Fund, LLC and its affiliates (“Equilibrium”), a related party (See Note 12(a) - Commitments and Contingencies - Equilibrium Transaction). The purchase price for the Morehead CEA facility was $125,000 which was equal to a multiple of Equilibrium’s cost to acquire, develop and construct the Morehead CEA facility. The Morehead CEA facility was placed in service during the nine months ended September 30, 2021. As of December 31, 2020, the buildings asset class included $56,748 related to Morehead CEA facility right-to-use assets held under a finance lease with Equilibrium.

8. Other Assets

	September 30, 2021	December 31, 2020
Utility deposits	$5,571	$—
Investment in unconsolidated entity	5,000	—
Prepayments for fixed assets	2,567	—
Collateral for hedging program	2,480	—
Prepaid transaction costs for business combination	—	1,127
Other assets	1,106	61
Total other assets	$16,724	$1,188

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)

9. Accrued Expenses

	September 30, 2021	December 31, 2020
Payroll and related	$1,576	$563
Professional service fees	991	693
Construction costs	8,331	2,574
Other accrued liabilities	1,044	352
Incentive compensation	2,510	—
Utilities	64	384
Interest on convertible debt with a related party	—	618
Total accrued expenses	$14,516	$5,184
10. Note Payable with a Related Party
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

11. Debt

On June 15, 2021, the Company entered into a master credit agreement with Rabo AgriFinance LLC (the “Lender”) for a real estate term loan in the original principal amount of $75,000 (the “Rabo Loan”). The Rabo Loan matures on April 1, 2031, with quarterly interest payments commencing on July 1, 2021 and quarterly principal payments, commencing on January 1, 2022, with the remaining balance of principal and interest due upon maturity. Payments are based on one month LIBOR plus 2.500% per annum. The Rabo Loan is collateralized by the business assets of the first Morehead CEA facility and requires compliance with financial covenants. As of September 30, 2021, the Company was in compliance with all covenants.

On June 21, 2021, the Company entered into an interest rate swap with an affiliate of the Lender to make a series of payments based on a fixed rate of 1.602% and receive a series of payments based on LIBOR. Both the fixed and floating payment streams are based on the initial notional amount of $75,000 and require quarterly payments under a twenty-year amortization schedule. As of September 30, 2021, the net fixed interest rate on the combined Rabo Loan and related interest rate swap is 4.102%.

The Rabo Loan is recorded at cost, net of debt issuance costs of $656. During the three and nine months ended September 30, 2021, $887 and $889 of interest expense, respectively, was recognized on the Rabo Loan. The fair value of the Rabo Loan is estimated using Level 2 inputs based on observable inputs, including quoted market prices.

On July 23, 2021, the Company entered into a credit agreement with CEFF II AppHarvest Holdings, LLC, an affiliate of Equilibrium, for a construction loan with a principal amount of $91,000 (the “Construction Loan”) for the development of a CEA facility in Richmond, Kentucky (the “Project”). The Construction Loan provides monthly disbursements to fund capital costs of the Project in excess of the Company’s required equity contribution of 34.5% of the capital costs of the Project. The Construction Loan requires monthly interest payments based on drawn capital costs at an initial interest rate of 8.000% per annum, which will increase on a monthly basis by 0.2% per annum, beginning two years after closing of the Construction Loan through maturity, which is expected to be July 23, 2024, with no required principal payments until maturity. As of September 30, 2021, the Company had $13,832 outstanding on the Construction Loan, included in non-current liabilities at September 30, 2021, and had incurred interest expense of $114, which was all capitalized as part of the construction asset and included in property, plant and equipment in the Company’s unaudited condensed consolidated balance sheet. The Company incurred $389 of debt issuance costs related to the Construction Loan, which are included in current and non-current assets on the balance sheet.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
On September 27, 2021, the Company entered into the JPM Note with JPMorgan Chase Bank, N.A., (the “Bank”) providing for a line of credit facility in the maximum amount of $25,000 (the “JPM Loan”) for capital expenditures and CEA facility construction and improvements. The JPM Loan matures on September 24, 2022. The interest rate on the JPM Loan approximates one-month LIBOR plus 2.25%. As of September 30, 2021, the Company has borrowed $6,877 under the JPM Loan and the interest rate was 2.375%. The JPM Loan requires 105% of the aggregate borrowings to be held as cash collateral. At September 30, 2021 the Company had $7,250 of restricted cash on the unaudited condensed consolidated balance sheet to meet this requirement.

A summary of the carrying value of the debt is as follows:

September 30, 2021
Rabo Loan	$75,000
Construction Loan	13,832
JPM Loan	6,877
Unamortized debt issuance costs	(640)
Debt, net of issuance costs	95,069
Less current portion	(9,633)
Long term, net	$85,436

The fair value of the Rabo Loan is estimated using Level 2 inputs based on observable inputs, including quoted market prices. As of September 30, 2021, the carrying value of debt under the Rabo Loan approximates fair value due to such borrowings bearing variable interest rates that correspond to current market rates. As the Construction Loan and JPM Loan are effectively lines of credit, their carrying values approximate fair value.
12. Commitments and Contingencies
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
At closing, Morehead Farm LLC, which owns the Morehead CEA facility, became a wholly owned subsidiary of the Company. Concurrently with the closing of the MIPSA, the Master Lease Agreement dated May 13, 2019 with Morehead Farm LLC to lease the Morehead CEA facility and ancillary agreements related thereto, was terminated. As a result, the closing date balances of $66,504 for the financing obligation related to construction in progress assets and $58,496 for the finance lease liability related to the completed portion of the Morehead CEA facility were settled and de-recognized from the Company’s condensed consolidated balance sheet.
On May 12, 2020, the Company entered into a loan agreement with Equilibrium, a related party, at that time, to finance the purchase of equipment to be used in the Company’s operations in Morehead, Kentucky. The loan agreement had an original principal balance of $2,000 and an interest rate of 9.5% per year. Upon establishment of the finance lease liability for the Morehead CEA facility lease in October, 2020, the principal balance of the loan was extinguished and added to the future base rent calculation to be paid over the term of the lease liability, which was settled and de-recognized as described above. The original proceeds from the loan are included in the financing section of the statement of cash flows as of September 30, 2020.
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

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
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

For the three and nine months ended September 30, 2021, the Company recognized $109 and $324, respectively, of operating lease expense in SG&A within the unaudited condensed consolidated statement of operations and comprehensive loss compared to $75 and $108 for the comparable prior year periods.
The future minimum rental payments required under the leases for each year of the next five years and in the aggregate thereafter are as follows:

Operating leases
Remainder of 2021	$175
2022	715
2023	647
2024	529
2025	448
2026 and thereafter	849
Total minimum payments required	3,363
Less: imputed interest costs(1)	(550)
Present value of net minimum lease payments(2)	$2,813
Weighted-average imputed interest rate	6.33%
Weighted-average remaining lease term	5.3
____________________________
(1)Represents the amount necessary to reduce net minimum lease payments to present value using actual rate in the lease agreement or the Company’s incremental borrowing rate at lease inception.
(2)Included in the unaudited condensed consolidated balance sheet as of September 30, 2021 as current and non-current lease liability of $537 and $2,276, respectively.

	Period Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$378	$54
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$1,055	$376

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

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
(d)     Purchase Commitments

During the three and nine months ended September 30, 2021, the Company entered into an agreement with its natural gas supplier to purchase a portion of its anticipated future natural gas usage at fixed prices. The unrecorded purchase commitments as of September 30, 2021, were $364, within the next twelve months.

There were no purchase commitments that were unrecorded at December 31, 2020.

(e)     Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of business. The Company records a liability when a particular contingency is probable and estimable.

In September 2021, a putative securities class action complaint (captioned Ragan v. AppHarvest, Inc., Case No. 21-cv-07985) was filed in the United States District Court for the Southern District of New York on behalf of a proposed class consisting of those who acquired the Company’s securities between May 17, 2021 and August 10, 2021. The complaint names the Company and certain of its current officers as defendants, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding the Company’s business, operations, and prospects because they failed to disclose a purported lack of sufficient training, and inability to consistently produce USDA Grade No. 1 tomatoes. The complaint seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The deadline for investors to seek appointment as lead plaintiff in the lawsuit is November 23, 2021. After the Court appoints a lead plaintiff, defendants, including the Company, expect the lead plaintiff to file an amended complaint and expect the defendants, including the Company, to file a motion to dismiss the amended complaint. The Company does not believe the claims have merit, intends to defend the case vigorously, and has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or determine whether an unfavorable outcome is probable.

13. Derivative Financial Instruments
During the nine months ended September 30, 2021, the Company entered into foreign currency forward and option contracts to hedge certain cash flows related to anticipated expenditures related to the construction of its Berea, Kentucky and Richmond, Kentucky CEA facilities. These contracts, which have maturities ranging through December 2022, qualify as cash flow hedges and are used to hedge the Company’s foreign currency risk associated with the Euro denominated payments due upon the completion of established project milestones under the applicable CEA facility construction contracts. As of September 30, 2021, the total notional amount outstanding of foreign currency contracts designated as cash flow hedging instruments was €28,509. The Company maintains collateral of $2,480 for the hedge program which is included in other non-current assets and margin call deposits of $950 which are included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheet at September 30, 2021.
The Company has elected to measure hedge effectiveness using the “spot method” under which the hedging relationship is considered perfectly effective and changes in the fair value of the forward and options contracts attributable to changes in the spot rate are recorded as a component of other AOCL. As the hedged items are ultimately capitalized as part of the CEA facility fixed assets, the AOCL amounts will be reclassified into earnings over the same periods as the future depreciation expense related to those assets. Consistent with the allocation of CEA facility fixed asset depreciation, the AOCL reclassification will also be allocated between cost of goods sold (“COGS”) and SG&A within the unaudited condensed consolidated statement of operations and comprehensive loss.
Under the “spot method”, changes in the fair value of forward contracts attributable to changes in the difference between the forward rate and the spot rate (forward points) and the fair value of option contracts attributable to time and volatility values (up-front premium) will be excluded from the measure of hedge effectiveness and amortized as COGS and SG&A on a straight-line basis over the terms of the underlying contracts. During the three and nine months ended September 30, 2021, the Company recognized amortization expense of $149 and $405, respectively, related to its foreign currency hedge contracts within its unaudited condensed consolidated statement of operations and comprehensive loss.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
As of September 30, 2021, the Company had a net liability of $599 in foreign currency contracts designated as cash flow hedging instruments, which is included in other current and non-current liabilities according to the expected settlement dates of the related contracts.

On June 21, 2021, the Company entered into an interest rate swap which has been designated as an effective cash flow hedge and changes in the fair value are recorded as a component of AOCL in the condensed consolidated balance sheet and reclassified into earnings as interest expense over the life of the debt. See Note 11 - Debt for more information on the interest rate swap.

The following table summarizes the before and after tax amounts for the various components of other comprehensive loss for the periods presented:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Before Tax	Tax (Expense) Benefit	After Tax	Before Tax	Tax (Expense) Benefit	After Tax
Foreign Currency	$(414)	$—	$(414)	$(504)	$—	$(504)
Interest Rate Swap	348	—	348	(2,074)	—	(2,074)
Total AOCL	$(66)	$—	$(66)	$(2,578)	$—	$(2,578)

The income tax benefit of $754 related to the $2,578 balance in AOCL at September 30, 2021 is fully offset by a valuation allowance established on the related deferred income tax asset. The Company will release the AOCL amounts, net of any tax impact, from the foreign currency contracts, and the interest rate swap in the periods that the underlying transactions impact earnings as described above.
14. Stock Compensation and Other Benefit Plans
Equity Incentive Plan
On January 29, 2021, stockholders approved the 2021 Equity Incentive Plan, (the “Plan”), replacing the 2018 Equity Incentive Plan, (the “2018 Plan”), pursuant to which the Company’s Board of Directors (the “Board”) may grant stock awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards, to officers, key employees, and directors. The Plan allows for non-employee director grants, which are accounted for in the same manner as employee awards. There are 10,027 registered shares of Common Stock reserved for issuance under the Plan. During the three and nine months ended September 30, 2021, 359 and 6,589 awards were granted under the Plan, including 6,541 restricted stock units (“RSU’s”) and 48 stock options granted as consideration in the Root AI Acquisition (see Note 3 - Business Combinations for more information). The RSU’s granted under the Plan include 2,937 executive awards with market and performance-based vesting requirements in addition to the typical service-based vesting requirements.
There are 5,371 registered shares of Common Stock reserved for issuance upon exercise or settlement, as applicable, of awards made under the 2018 Plan. While no further awards may be granted under the 2018 Plan, that plan continues to govern all outstanding awards previously issued under it.
Vesting of the restricted stock units issued under the 2018 Plan (“2018 RSUs”) was dependent on a liquidity event, the Business Combination, which occurred on January 29, 2021. Accordingly, the Company recognized a one-time stock-based compensation expense of $2,616 as of that date as a retroactive catch-up of cumulative stock-based compensation expense for such awards from their original grant dates. Total stock-based compensation expense related to 2018 RSU’s was $2,447 and $11,719 during the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company had 1,673 granted but unvested 2018 RSU’s with unrecognized stock-based compensation expense of $8,781 remaining.

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

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
Total stock-based compensation expense was $11,571 and $31,248 for the three and nine months ended September 30, 2021, respectively, compared to $49 and $108 for the three and nine months ended September 30, 2020, respectively. Of these amounts, $11,211 and $29,583 were included in SG&A and $360 and $1,665 in COGS for the three and nine months ended September 30, 2021, respectively and $49 and $108 was recognized in SG&A and none in COGS for the three and nine months ended September 30, 2020, respectively.
Employee Stock Purchase Plan
On January 29, 2021, stockholders approved the 2021 Employee Stock Purchase Plan, (the “ESPP”). The ESPP provides eligible employees with a means of acquiring equity in the Company at a discounted price using their own accumulated payroll deductions. Under the terms of the ESPP employees can elect to have amounts of their annual compensation withheld, up to a maximum set by the board, to purchase shares of Company Common Stock for a purchase price equal to 85% of the lower of the fair market value per share (at the end of the offering period) of Company Common Stock on (i) the offering date or (ii) the respective purchase date. There are 2,005 shares of Common Stock reserved for issuance under the ESPP. During the three and nine month periods ending September 30, 2021, there were no shares purchased under the ESPP.
The ESPP grants participating employees the right to acquire Company Common Stock in increments of 1% to 15% of eligible pay, with a maximum contribution of $25 of eligible pay, subject to applicable annual Internal Revenue Service (“IRS”), limitations. The first offering period of the Company’s ESPP commenced on June 1, 2021 and is six months in duration.

The Company uses a Black-Scholes option pricing model to value the Common Stock purchased as part of the Company’s ESPP. The fair value estimated by the option pricing model are affected by the price of the Common Stock as well as subjective variables that include assumed interest rates, our expected dividend yield, and our expected share price volatility over the term of the award. The Company records stock-based compensation expense, within SG&A or COGS related to the discount given to our participating employees. Total stock-based compensation expense recorded for the ESPP during the three and nine month periods ending September 30, 2021 was $61.
15. Income Taxes
The Company’s effective income tax rate was 0.1% and 0.7% for the three and nine months ended September 30, 2021, respectively, and 0% for the three and nine months ended September 30, 2020. The variance from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2021 was primarily attributable to a change in the Company’s valuation allowance.
The Company’s income tax provision is impacted by a valuation allowance on the Company’s net deferred tax assets, net of reversing taxable temporary differences and considering future annual limitations on net operating loss carryforward utilization enacted by U.S. tax reform legislation. The Company maintains a valuation allowance on its net deferred tax assets for all periods presented as the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all the recorded deferred tax assets will not be realized in future periods. There was no income tax expense recognized in the three and nine months ended September 30, 2020.

APPHARVEST, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
16. Net Loss Per Common Share
Diluted net loss per common share is the same as basic net loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive:

Anti-dilutive common share equivalents	September 30, 2021	September 30, 2020
Stock options	2,824	3,026
Restricted stock units	7,669	1,301
Warrants	13,242	—
Total anti-dilutive common share equivalents	23,735	4,327

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(17,268)	$(5,683)	$(77,799)	$(8,130)
Denominator:
Weighted-average common shares outstanding, basic and diluted	100,437	41,558	93,823	35,960
Net loss per common share, basic and diluted	$(0.17)	$(0.14)	$(0.83)	$(0.23)

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
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2020, as amended, included in our Current Reports on Form 8-K/A filed with the SEC on March 2, 2021 and on June 7, 2021. As used in this section, unless the context suggests otherwise, “we,” “us,” “our,” “Company,” and “AppHarvest” refer to AppHarvest, Inc. and its consolidated subsidiaries.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

AppHarvest was founded on January 19, 2018 and, together with its subsidiaries, is an applied technology company in Appalachia developing and operating some of the world’s largest high-tech indoor farms, designed to grow non-GMO, chemical pesticide-free produce, using primarily rainwater while producing significantly higher yields than those of traditional agriculture on the same amount of land. The Company combines conventional agricultural techniques with cutting-edge technology including artificial intelligence and robotics to improve access to nutritious food, farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.
Prior to October 2020, our operations were limited to organizing and staffing, business planning, raising capital, and acquiring and developing properties for Controlled Environment Agriculture (“CEA”). In October 2020, we partially opened our first CEA facility in Morehead, Kentucky, (the “Morehead CEA facility”) which we estimate can cultivate approximately 720,000 tomato plants with an approximate yield of 40 million pounds per year. We harvested our first crop of beefsteak tomatoes at the Morehead CEA facility in January 2021 and we began harvesting our first crop of tomatoes on the vine in March 2021. Our Morehead CEA facility has been fully operational since March 2021 and production of the full 60 acres began in the first week of May 2021. The Morehead CEA facility concluded its first harvest in August 2021 and completed planting of its second crop in September 2021 in preparation for the second season of harvesting. Harvest of the second crop will commence in the fourth quarter of 2021.

We have started construction on four more CEA facilities. Two of the facilities under construction are in Berea, Kentucky (the “Berea leafy green facility”) and Richmond, Kentucky (the “Richmond tomato facility”)—the Berea leafy green facility is over 50% complete, and the Richmond tomato facility is over 50% complete. Both CEA facilities are expected to be fully operational by the end of 2022. Groundbreakings for two more CEA facilities occurred in June 2021 in Somerset, Kentucky (the “Somerset facility”) and Morehead, Kentucky (the “Morehead leafy green facility”). The Somerset facility is expected to grow berries and the Morehead CEA facility is expected to grow leafy greens. The Somerset facility is approximately 30% complete and expected to be operational by the end of 2022. To incorporate design and other insights from construction of the 15-acre Berea leafy green facility and to maintain flexibility in the allocation of capital resources, we have temporarily paused development of the 10-acre Morehead leafy green facility with construction now expected to resume in 2022 for a 2023 delivery.

We expect to have four CEA facilities operational by the end of 2022, with approximately 165 acres under production. We anticipate that we will have nine operational CEA facilities in Appalachia with approximately 400 acres of aggregate production capacity by the end of 2025. We intend to continue to work toward a network of 12 CEA facilities by 2025. Our expectations assume that we are and will be able to obtain necessary capital when needed on acceptable terms.
For a discussion of our future funding requirements, please refer to Part II, Item 1A. Risk Factors, “We will require significant additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our operations and future growth.”

In April 2021, we acquired Root AI, Inc. (“Root AI”) (now AppHarvest Technology, Inc.), an artificial intelligence and robotics company, including their team with experience in CEA. The acquisition of Root AI is expected to provide us with a baseline for harvesting support while helping evaluate crop health, predict yield, and optimize overall operations in existing CEA facilities. The benefits include fully developed technology, in the form of software and hardware, that can be programmed for utilization and optimization and a skilled workforce to assist with ongoing upgrades of the artificial intelligence.
The Company is organized as a single operating segment. Substantially all of the assets and operations of the Company are located in the United States (“U.S.”).
Basis of Presentation
Currently, we conduct business through one operating segment. Prior to the nine months ended September 30, 2021 we were a pre-revenue company with no commercial sales. We began generating sales during the nine months ended September 30, 2021 and conduct our operations solely in the U.S.
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

In early 2021, we launched our first Materiality Assessment with Business for Social Responsibility (“BSR”) to further assess which ESG issues are most important to AppHarvest’s stakeholders and our business success. Our stakeholders include farmers, employees, regional economic development organizations, retailers, sustainability experts at BSR, suppliers, local communities, and our internal senior management and board members.

While our PBC charter-specific goals broadly relate to our corporate purpose and inform all other ESG efforts, our materiality assessment (which also incorporates Sustainability Accounting Standards Board standards, now the Value Reporting Foundation) and B Lab assessment will drive our specific ESG strategies. Our ESG key performance indicators (“KPIs”) will align with our material issues to measure our progress. Our first full year of operations ending on December 31, 2021 will serve as our baseline year for reporting ESG KPIs.

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
Morehead Facility
On March 1, 2021, we closed on the Membership Interest Purchase and Sale Agreement (the “MIPSA”) with Equilibrium Controlled Environment Foods Fund, LLC and its affiliates (“Equilibrium”) that we entered into in December 2020, pursuant to which we purchased from Equilibrium 100% of the membership interests in Morehead Farm LLC (“Morehead Farm”). The purchase price for Morehead Farm was approximately $125 million, which was equal to a multiple of Equilibrium’s cost to acquire, develop and construct the Morehead CEA facility. At closing, Morehead Farm, a subsidiary of Equilibrium that owns the Morehead CEA facility, became our wholly owned subsidiary. Concurrent with the closing of the MIPSA, the Master Lease Agreement pursuant to which we leased the Morehead CEA facility from Equilibrium and ancillary agreements related thereto, were terminated.
Factors Affecting Our Financial Condition and Results of Operations
We have expended, and expect to continue to expend, substantial resources as we:
•continue the build-out of the four CEA facilities currently under construction in Richmond, Berea, Somerset and Morehead, Kentucky and invest in additional CEA facilities in the future;
•continue our 2021 growing season, which began in August 2021, and plant and harvest new crops in our future growing seasons;
•implement the Purchase and Marketing Agreement with Mastronardi Produce Limited (“Mastronardi”) and fulfill our obligations under that agreement;
•identify and invest in future growth opportunities, including new or expanded facilities and new product lines;
•invest in sales and marketing efforts to increase brand awareness, engage customers and drive sales of our products;
•invest in product innovation and development, including our acquisition of Root AI’s technologies in April 2021; and
•incur additional general and administrative expenses, including increased finance, legal and accounting expenses, associated with being a public company and expanding operations.
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
On April 7, 2021, we completed the acquisition of Root AI, an artificial intelligence farming startup that creates intelligent robots to help manage high-tech indoor farms for total consideration of $59.1 million including net cash of approximately $9.8 million, and equity worth approximately $49.4 million (the “Root AI Acquisition”). The equity consisted of 2.3 million shares of our Common Stock worth approximately $49.0 million on April 7, 2021 and $0.4 million in options.
The Root AI Acquisition is expected to provide us with a baseline for harvesting support while helping evaluate crop health, predict yield, and optimize overall operations in existing CEA facilities. The benefits include fully developed technology, in the form of software and hardware, that can be programmed for utilization and optimization and a skilled workforce to assist with ongoing upgrades of the artificial intelligence. None of the goodwill is expected to be deductible for income tax purposes and was entirely allocated to our sole reporting unit.

Our future results of consolidated operations and financial position may not be comparable to historical results as a result of the Business Combination and the Root AI Acquisition.

Key Components of Statement of Operations

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP measures, such as Adjusted EBITDA, to understand and evaluate our core operating performance. We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense or benefit, depreciation and amortization, adjusted to exclude: stock-based compensation, transaction-related costs, reorganization costs, remeasurement of warrant liabilities and certain other non-recurring, non-cash and non-core items. We believe this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP measure for trend analyses and for budgeting and planning purposes.

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
Net sales
Prior to the nine months ended September 30, 2021, we had not yet generated sales. Substantially all of our net sales are generated from the sale of tomatoes under an agreement with one customer, Mastronardi. Net sales include revenues earned from the sale of our products, less commissions, shipping, distribution and other costs incurred as defined in our customer agreements.

Cost of Goods Sold
Prior to the nine months ended September 30, 2021 we had not incurred cost of goods sold as we did not have operations prior to this period. Cost of goods sold consists of expenses incurred related to the production of inventory sold to customers.
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
Interest Expense
Interest expense for the three and nine months ended September 30, 2021 primarily relates to long-term debt to help finance the construction of our CEA facilities. Interest expense from related parties for the three and nine ended September 30, 2021 primarily relates to the finance lease and financing obligation for the Morehead CEA facility which were settled upon purchase of Morehead Farm on March 1, 2021 and the convertible note that was converted to Common Stock upon completion of the Business Combination on January 29, 2021. See Note 11- Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2021 and September 30, 2020
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended				Nine Months Ended
(Dollars in thousands)	September 30, 2021		September 30, 2020	$ Change	September 30, 2021		September 30, 2020	$ Change
Net sales	$543		$—	$543	$5,980		$—	$5,980
Cost of goods sold	7,482		—	7,482	30,001		—	30,001
	(6,939)	—	—	(6,939)	(24,021)	—	—	(24,021)
Operating expenses:
Selling, general and administrative expenses	25,401		5,742	19,659	84,357		8,435	75,922
Total operating expenses	25,401		5,742	19,659	84,357		8,435	75,922
Operating loss	(32,340)		(5,742)	(26,598)	(108,378)		(8,435)	(99,943)
Development fee income from a related party	—		136	(136)	—		408	(408)
Interest expense from related parties	—		(64)	64	(658)		(90)	(568)
Interest expense	(805)		—	(805)	(893)		—	(893)
Change in fair value of Private Warrants	15,781		—	15,781	32,095		—	32,095
Other	113		(13)	126	574		(13)	587
Loss before income taxes	(17,251)		(5,683)	(11,568)	(77,260)		(8,130)	(69,130)
income tax expense	(17)		—	(17)	(539)		—	(539)
Net loss	$(17,268)		$(5,683)	$(11,585)	$(77,799)		$(8,130)	$(69,669)
Reconciliation of GAAP to Non-GAAP
The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss	$(17,268)	$(5,683)	$(77,799)	$(8,130)
Interest expense from related parties	—	64	658	90
Interest expense	805	—	893	—
Interest income	(82)	—	(178)	(31)
Income tax expense	17	—	539	—
Depreciation and amortization expense	3,160	—	7,762	15
EBITDA	(13,368)	(5,619)	(68,125)	(8,056)
Change in fair value of Private Warrants	(15,781)	—	(32,095)	—
Stock-based compensation expense	11,571	49	31,248	108
Transaction success bonus on completion of Business Combination	—	—	1,500	—
Reorganization costs	946	—	946	—
Business Combination transaction costs	112	—	13,916	—
Root AI acquisition costs	—	—	1,032	—
Adjusted EBITDA	$(16,520)	$(5,570)	$(51,578)	$(7,948)
The following sections discuss and analyze the changes in the significant line items in our unaudited condensed consolidated statements of operations for the comparison periods identified.
Net Sales
Net sales for the three and nine months ended September 30, 2021 were $0.5 million and $6.0 million, respectively, compared to $0 for the comparable prior year periods, with the increase due to the sale of tomatoes produced in the abbreviated first planting season at our Morehead CEA facility, which concluded in August 2021. Net sales for the three and nine months ended September 30, 2021 were adversely impacted by labor and productivity investments associated with the training and development of the new workforce at the Morehead CEA facility. Net sales for the nine months ended September 30, 2021 were also adversely impacted by low market prices for tomatoes. The labor and productivity challenges resulted in lower net sales due to lower overall No. 1-grade production yields, including the impact of higher related distribution and shipping fees. Net sales for the three months ended September 30, 2021 were also impacted by the lack of production during the tear-out of the first season crop and clean-up of the Morehead CEA facility upon conclusion of the first growing season, as well as planting of the new crop for the second growing season.
Cost of Goods Sold
Cost of goods sold for the three and nine months ended September 30, 2021 was $7.5 million and $30.0 million, respectively, compared to $0 for the comparable prior year periods. Cost of goods sold for the three and nine months ended September 30, 2021 was impacted by continued labor and productivity investments associated with the training and development of the new workforce at the Morehead CEA facility. Cost of goods sold for the three months ended September 30, 2021, also includes costs associated with the summer refresh and planting of the new crop to prepare for the second season.
Selling, General, and Administrative Expenses
SG&A for the three and nine months ended September 30, 2021 was $25.4 million and $84.4 million, respectively, compared to $5.7 million and $8.4 million for the comparable prior year periods. The $19.7 million and $75.9 million increases were primarily due to transaction costs related to the Business Combination, stock-based compensation expense, including a one-time charge due to the completion of the Business Combination, payroll and related costs due to higher headcount and professional services and legal fees including accounting and other consulting fees related to becoming a public company and the Root AI acquisition. These costs also include approximately $1.0 million of start-up costs related to the pre-commencement commercial activities for tomatoes on the vine at the Morehead CEA Facility.
Development Fee Income from a Related Party
We recognized development fee income of $0.1 million and $0.4 million during the three and nine months ended September 30, 2020, respectively, which represents the amortization of a one-time development fee we received for limited oversight services the Company performed at Equilibrium’s CEA facility construction site in Morehead, Kentucky. The fee was amortized on a straight-line basis, consistent with the timing of our services, from date of receipt through the project completion date in October 2020. We recognized no such income during the three and nine months ended September 30, 2021.
Interest Expense
Interest expense during the three and nine months ended September 30, 2021 was $0.8 million and $0.9 million, respectively and was primarily related to the long-term debt established during the three and nine months ended September 30, 2021 to help finance the construction of the CEA facilities. See Note 11 - Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We had zero interest expense for the comparable prior year periods.
Income Taxes
Our effective income tax rate was 0.1% and 0.7% for the three and nine months ended September 30, 2021, respectively. We had zero tax expense for the comparable prior year periods. The variance from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2021 was primarily attributable to a change in our valuation allowance. There was no income tax expense recognized in the three and nine months ended September 30, 2020.
Liquidity and Capital Resources
Cash and cash equivalents totaled $221.6 million as of September 30, 2021. Currently, our primary sources of liquidity are cash flows generated from the successful completion of the Business Combination, the proceeds from debt obtained as described below, and revenues from the sale of our tomatoes. We have incurred losses and generated negative cash flows from operations since our inception in 2018. At September 30, 2021, we had an accumulated deficit of $98.9 million.

On June 15, 2021, we entered into a master credit agreement, as amended, with Rabo AgriFinance LLC (the “Lender”) for a real estate term loan in the principal amount of $75.0 million (the “Rabo Loan”). The collateral securing the payment and performance of the obligations under this Rabo Loan consists of a perfected first priority lien on, and security interest in, our Morehead CEA facility, together with associated personal property and fixtures. The Rabo Loan matures on April 1, 2031, with quarterly interest payments commencing on July 1, 2021 and quarterly principal payments, commencing on January 1, 2022, with the remaining balance of principal and interest due upon maturity. Payments are based on one month LIBOR plus 2.500% per annum, subject to adjustment on July 1, 2023 and at the end of each successive two year period. On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which will end on December 31, 2021). The Rabo Loan provides that in the event the Lender is unable to determine the applicable LIBOR rate, the Rabo Loan will otherwise bear interest at a rate, per annum, equal to a rate determined by the Lender in the Lender’s reasonable discretion. Management does not believe the anticipated discontinuation will have a material impact on the Company’s financial condition or results of operations.
On June 21, 2021, we entered into an interest rate swap with an affiliate of the Lender to make a series of payments based on a fixed rate of 1.602% and receive a series of payments based on LIBOR. Both the fixed and floating payment streams are based on the initial notional amount of $75.0 million and require quarterly payments under a twenty year amortization schedule.
On July 23, 2021, we entered into a credit agreement with CEFF II AppHarvest Holdings, LLC, an affiliate of Equilibrium for a construction loan in the original principal amount of $91.0 million (the “Construction Loan”) for the development of a CEA facility at our property in Richmond, Kentucky (the “Project”). The Construction Loan provides monthly disbursements to fund capital costs of the Project in excess of our required equity contribution of 34.5% of the capital costs of the Project. The Construction Loan requires monthly interest payments based on drawn capital at an initial interest rate of 8.000% per annum, which will increase by 0.2% per annum, beginning two years after closing of the Construction Loan through maturity, which is expected to be July 23, 2024, with no required principal payments until maturity. As of September 30, 2021, we had $13.8 million outstanding on the Construction Loan and had incurred interest expense of $0.1 million, which was all capitalized as part of the asset and included in property, plant and equipment in our unaudited condensed consolidated balance sheet.
On September 27, 2021, we entered into a promissory note with JPMorgan Chase Bank, N.A., providing for a line of credit facility up to $25.0 million (the “JPM Loan”) for capital expenditures and CEA facility construction and improvements. The JPM Loan matures on September 24, 2022 and has an interest rate that is equivalent to LIBOR plus 2.25%. Management does not believe the anticipated discontinuation of the publication of LIBOR term rates will have a material impact on the Company’s financial condition or results of operations. As of September 30, 2021 we had borrowed $6.9 million and the effective interest rate was 2.375%. The JPM Loan requires 105% of the aggregate borrowings to be held as cash collateral. At September 30, 2021 we had $7.3 million of restricted cash on the unaudited condensed consolidated balance sheet to meet this requirement.
The large-scale high-tech CEA business is capital-intensive, and we expect to continue to expend significant resources as we continue construction of our next four CEA facilities in Central Appalachia, which include 15 acres at the Berea leafy green facility, 60 acres at the Richmond tomato facility, 30 acres at the Somerset facility, where we will grow berries, and 10 acres at the Morehead leafy green facility. In addition to construction costs, these expenditures are expected to include working capital, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting, developing and retaining a skilled labor force, including local labor. A labor shortage or increased turnover rates within our labor force could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees or contract laborers, and could negatively impact our ability to efficiently operate our CEA facility at full capacity. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows. Other unanticipated costs may arise due to the unique nature of the high-tech CEA facilities, and the purchase and development of additional properties for future facilities. We also expect to expend significant resources as we invest in CEA technology, develop value-added products and pursue other strategic investments in the CEA industry.
We believe that our cash and cash equivalents on hand at September 30, 2021 are sufficient to meet our current payroll and working capital requirements for a period of at least 12 months from the date of this Quarterly Report, as well as our currently planned capital expenditure requirements as we continue to build out additional large-scale high-tech CEA facilities. The amount and timing of our future funding requirements, if any, will depend on many factors, including the timing and costs of completion of our large-scale high-tech CEA facilities. We will plan the timing of completion of our CEA facilities around available funding.
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
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

(Dollars in thousands)	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(81,342)	$(6,257)
Net cash used in investing activities	(250,570)	(11,164)
Net cash provided by financing activities	538,827	64,981
Cash and cash equivalents, beginning of year	21,909	6,031
Cash and cash equivalents (including restricted cash) end of period	$228,824	$53,591
Net Cash Used In Operating Activities
Net cash used in operating activities was $81.3 million for the nine months ended September 30, 2021, compared to $6.3 million for the nine months ended September 30, 2020. The change of $75.1 million was primarily due to $13.8 million for transaction costs related to the Business Combination, net losses incurred in the operation of our Morehead CEA facility through its first harvest, payment of utility and hedge program deposits, higher payroll and related costs driven by increased headcount, and professional services and legal fees including accounting and other consulting fees related to becoming a public company.
Net Cash Used In Investing Activities
Net cash used in investing activities was $250.6 million for the nine months ended September 30, 2021, compared to $11.2 million for the nine months ended September 30, 2020. The change of $239.4 million was primarily due to $123.0 million for the purchase of the Morehead CEA facility pursuant to the MIPSA with Equilibrium that we completed on March 1, 2021, $112.9 million for purchases of property and equipment primarily related to construction of our Richmond, Berea, and Somerset CEA facilities, $9.8 million for the Root AI Acquisition on April 7, 2021, and $5.0 million for an investment in an unconsolidated entity.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $538.8 million for the nine months ended September 30, 2021, compared to $65.0 million for the nine months ended September 30, 2020. The change of $473.8 million included proceeds of approximately $448.5 from the Business Combination and $94.7 million in net proceeds from short and long-term debt issuance, partially offset by a financing obligation payment of $2.1 million to Equilibrium as part of our purchase of the Morehead CEA facility.
Contractual Obligations
Our contractual obligations consist of debt, operating leases, and purchase commitments, which impact our short-term and long-term liquidity and capital needs. The table below is presented as of September 30, 2021.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Year
Contractual obligations
Operating leases	$3,363	$734	$1,218	$898	$513
Long-term debt(1)	$98,413	$5,879	$13,177	$12,546	$66,811
Line of credit debt(2)	$23,986	$8,147	$15,839	$—	$—
Natural gas purchase commitments	$364	$364	$—	$—	$—
Total contractual obligations	$126,126	$15,124	$30,234	$13,444	$67,324
(1)Includes principal, projected interest and swap payments.
(2)Includes outstanding debt and interest at respective rates.

The table above does not include the contractual obligations related to our Morehead financing obligation or Morehead lease, as concurrent with the closing of the MIPSA on March 1, 2021, the Master Lease Agreement and ancillary agreements related thereto were terminated. The table above also does not include amounts related to the construction of our Richmond and Berea CEA facilities, as the timing and amounts of future expenditures are currently unknown.
Off-Balance Sheet Arrangements
As of September 30, 2021, we had no material off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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

Expected Term — The expected term of the options represents the average period the stock options are expected to remain outstanding. As we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term of options granted is derived from the average midpoint between the weighted average vesting and the contractual term, also known as the simplified method. For the Private Warrants, the expected term is the time from transaction date to expiration in years.

Expected Volatility — As we were not a public company before the closing of the Business Combination, and did not have any trading history for common stock, the expected volatility for the stock-based awards was based on the historical volatility of the common stock of comparable publicly traded companies. Since the closing of the Business Combination our expected volatility is based on the trading history for our Common Stock. For the Private Warrants, the volatility is based on the implied volatility of other comparable Special Purpose Acquisition Company warrants.

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
We are also a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. As of June 30, 2021, our public float was greater than $700.0 million and therefore effective December 31, 2021, we will no longer qualify as a smaller reporting company although we will continue to use the scaled disclosures permitted for a smaller reporting company through our annual report on Form 10-K for the fiscal year ending December 31, 2021 and plan to begin providing non-scaled larger company disclosure in our first Form 10-Q of the next fiscal year.
Recent Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that we adopt as of the specified effective date.
See Note 2 - Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements and their effect on us.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, we are not required to provide the information required by this item.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and accounting officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We do not currently; however, expect such claims to have a material adverse effect on our business, operating results, cash flows or financial condition. However, depending on the nature and timing of a given dispute, an unfavorable resolution could materially affect our current or future results of operations or cash flows. For a description of our legal proceedings, see Part I, Item 1, Note 12. Commitments and Contingencies for more information.
Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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
•We will require significant additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our operations and future growth.
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
•Mastronardi is currently our sole, exclusive marketing and distribution partner. We are highly dependent on this relationship, and impairment to or termination of this relationship could adversely affect our results of operations and financial condition.
•We depend on employing a skilled labor force, including local labor, and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.
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
•We recently concluded our first growing season and have only just begun our second, which makes it difficult to forecast future results of operations.
•Demand for our current and expected future products, which include tomatoes, leafy greens, berries, and other produce, is subject to seasonal fluctuations and may adversely impact our results of operations in certain quarters.
•Food safety and foodborne illness incidents or advertising or product mislabeling may materially adversely affect our business by exposing us to lawsuits, product recalls, regulatory enforcement actions, or changes in consumer demand increasing our operating costs and reducing demand for our product offerings.
•As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.

•If we are unable to apply technology effectively in driving value for our clients through our technology-based platforms, our operating results, client relationships and growth could be adversely affected.

Risks Related to Our Business and Industry

We are an early-stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future. Our business could be adversely affected if we fail to effectively manage our future growth.

We incurred net losses of $17.3 million and $77.8 million and $5.7 million and $8.1 million for the three and nine months ended September 30, 2021 and 2020, respectively. We believe we will continue to incur net losses for the foreseeable future as we continue to invest in world-class technology to increase production and commercial sales of our products. We recently began our second growing season. There is no guarantee when, if ever, we will become profitable. We expect to expend substantial resources as we:

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

We will require significant additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our operations and future growth.

The high-tech greenhouse agriculture business is extremely capital-intensive and we expect to expend significant resources to complete the build-out of facilities under construction, continue harvesting existing crops and plant and harvest new crops in our existing and future CEA facilities. These expenditures are expected to include working capital, costs of acquiring and building out new facilities, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting, developing and retaining a skilled labor force, including local labor. In addition, other unanticipated costs may arise due to the unique nature of these CEA facilities and increased production in our single operating facility at full capacity. We currently import many of the supplies and materials for greenhouse operations from abroad, including the construction materials for our CEA facilities, and seeds for plants. Accordingly, we are subject to risk of fluctuation in exchange rates, which could cause unexpected increases in our costs and harm our financial position.

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

Our business model is continuing to evolve. We are primarily engaged in building a sustainable food company with a resilient and scalable ecosystem of applied technology greenhouses to serve the rapidly growing consumer demand for fresh, chemical-free, non-GMO fruits, vegetables and related value-added products in the U.S. We also intend to pursue additional CEA opportunities through partnerships with third parties, including opportunities outside of the U.S. With the Root AI Acquisition in April 2021, we are also engaged in building an applied technology company, which develops CEA technology solutions for internal use and for potential sale to customers in the global CEA industry. From time to time, we may continue to modify aspects of our business model relating to our products and services. We do not know whether these or any other modifications will be successful. The evolution of and modifications to our business model will continue to increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance and financial resources. Future additions to or modifications of our business model are likely to have similar effects. Further, any new products or services we offer that are not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We face risks inherent in the greenhouse agriculture business, including the risks of diseases and pests.

We are focused on building large-scale CEA facilities in Appalachia with the goal of providing quality domestic supply of fresh fruits and vegetables to nearly 70% of the U.S. population. We primarily grow two varieties of tomatoes at the Morehead CEA facility — tomatoes on the vine and beefsteak tomatoes — and expect to expand to other tomato varieties and other fruits and vegetables such as berries, peppers, cucumbers, and leafy greens in the future at other facilities. As such, we are subject to the risks inherent in an agricultural business, such as insects, plant and seed diseases and similar agricultural risks, which may include crop losses, for which we are not insured; production of non-saleable products; and rejection of products for quality or other reasons, all of which may materially affect our operational and financial performance.. Although our produce is grown in climate-controlled greenhouses, there can be no assurance that natural elements will not have an effect on the production of these products. In particular, plant diseases, such as root rot or tomato brown rugose fruit virus, or pest infestations, such as whiteflies, can destroy all or a significant portion of our produce and could eliminate or significantly reduce production at the greenhouse until we are able to disinfect the greenhouse and grow replacement tomatoes or other vegetables and fruits.

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

Our first CEA facility is a 2.76 million square foot CEA facility in Morehead, Kentucky, which partially opened in October 2020 and became fully operational in March 2021. For the immediate future, we will rely solely on the operations at the Morehead CEA facility. Adverse changes or developments affecting the Morehead CEA facility could impair our ability to produce our products and our business, prospects, financial condition and results of operations. Any shutdown or period of reduced production at the Morehead CEA facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would significantly disrupt our ability to grow and deliver our produce in a timely manner, meet our contractual obligations and operate our business. Our greenhouse equipment is costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars, labor shortages, or other factors. If any material amount of our machinery were damaged, we would be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. Any insurance coverage we have may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Any damage to or problems with our CEA facilities, or delays in construction, could severely impact our operations and financial condition.

Any damage to or problems with the Morehead CEA facility or any other CEA facilities we build or use in the future, including defective construction, repairs, or maintenance, could have an adverse impact on our operations and business. We face risks including, but not limited to:

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
•Water Supply. We irrigate our plants with rainwater, collected in a 10-acre on-site retention pond, eliminating the need for city water or well water. The pond is constantly aerated with nanobubble technology, which combats harmful algae blooms and cyanotoxins. Once rainwater is pumped into the facility from the pond, it enters a closed-loop irrigation system. The water is processed through a sand filter and then sanitized with UV light. This destroys any viruses, bacteria and protozoa without the use of chemicals and with no unwanted disinfection by-products. Despite these precautions, there remains risk of contamination to our water supply from outside sources. Any contamination of the water in the retention pond could require significant resources to correct and could result in damage or interruption to our growing season.
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

In addition, we have and may experience unexpected delays in building our CEA facilities for a variety of reasons, including limited financing, limited labor due to COVID-19 or other factors, unexpected construction problems or severe weather. For example, to incorporate design and other insights from construction of the 15-acre Berea leafy green facility and to maintain flexibility in the allocation of capital resources, we temporarily paused development of the 10-acre Morehead leafy green facility with construction now expected to resume in 2022 for a 2023 delivery. If we experience significant unexpected delays in construction, we may have to limit or miss out on an entire growing season depending on the timing and extent of the delays, which could harm our business, financial condition and results of operations.

We depend on employing a skilled labor force, including local labor, and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.

Agricultural operations are labor intensive, and the growing season for greenhouses is year-round. In general, each year, we plan to begin planting in August or September, grow and harvest the produce into June, July, or August and then remove plants and clean the greenhouse in August. These year-round operations depend on the skills and regular availability of labor in Appalachia.

Central Appalachia’s labor force long powered America through its coal mining operations. Over the past decade, the coal industry’s precipitous decline and replacement by natural gas has left tens of thousands of skilled workers unemployed throughout the region. We have rapidly hired in the region as we prepared to open our CEA facility and benefited from a strong network of employer assistance programs ready to help companies interested in locating in the region to provide jobs for its ready workforce. However, there is competition for skilled agricultural labor in the region, particularly from the cannabis, food, and distribution industries, and even if we are able to identify, hire and train our labor force, there is no guarantee that we will be able to retain these employees. For example, while we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive local labor market. In order to forestall any potential labor shortfall, we have hired contract laborers from outside of the region to help complete our next harvest. If we are unable to hire, train and retain a labor force capable of performing at a high-level, or if mitigation measures we take to respond to a decrease in local labor availability, such as overtime and contract laborers, have unintended negative effects, our business results of operations and financial condition could be adversely affected. Further, the operation of CEA facilities requires unique skills, which may not be widely available in the regions where we operate. Any shortage of labor, lack of training or skills, or lack of regular availability could restrict our ability to operate our greenhouses profitably, or at all.

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

Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.

Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID‐19 pandemic, and other government regulations. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base, caused by COVID‐19, or measures taken to address COVID-19, or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our greenhouse equipment and overall business.

If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and contract laborers, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID‐19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our significant regulatory oversight and reporting obligations as a public company under the federal securities laws of the U.S. Our management’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Mastronardi is currently our sole, exclusive marketing and distribution partner. We are highly dependent on our relationship with Mastronardi, and impairment to or termination of this relationship could adversely affect our results of operations and financial condition.

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

If we expand our growing acreage or operations in Kentucky or West Virginia, Mastronardi has a right of first refusal to be the exclusive distributor of any produce arising as a result of such expansion for the greater of ten years from the date of first commercial production of the additional products or the remainder of the term of the Mastronardi Morehead Agreement. In the event we or our affiliates engage in the business of growing fresh produce in a greenhouse in Kentucky and West Virginia (in each case, a “New Grower Facility”), Mastronardi has the right to deem such New Grower Facility to be under an agreement with Mastronardi on the same material terms and conditions of the Mastronardi Morehead Agreement for a period of ten years. In December 2020, Mastronardi elected to deem our Richmond tomato facility and Berea leafy green facility to be New Grower Facilities.

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

•Consumer Preferences. We currently produce primarily tomatoes on the vine and beefsteak tomatoes. Although tomatoes are the second most popular fresh market vegetable per capita in the U.S., with per capita consumption increasing significantly in the past 40 years, there is no guarantee that tomatoes will continue to garner this popularity, that consumers will prefer the varieties of tomatoes grown by us, or that we will be successful in capturing a sufficient market share. If we are able to expand our product offerings to include other vegetables and fruits, such as cucumbers, peppers, leafy greens, and berries, we will similarly be impacted by consumer preferences for such vegetables and fruits.
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

The success of our products will depend on a number of factors including our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of our products from those of our competitors, and the effectiveness of marketing and advertising campaigns for our products. We may not be successful in identifying trends in consumer preferences and growing or developing products that respond to such trends in a timely manner. We or our partners also may not be able to effectively promote our products by marketing and advertising campaigns and gain market acceptance. If our products fail to gain market acceptance, are restricted by regulatory requirements, have quality problems, or are affected by consumer perceptions of safety and quality even arising from our competitors’ products, we may not be able to fully recover costs and expenses incurred in our operations, and our business, financial condition or results of operations could be materially and adversely affected.

We may be unable to successfully execute on our growth strategy.

Our growth strategy includes the development of new controlled environment agriculture facilities and the expansion of our product line.

•New Controlled Agriculture Facilities. Our first CEA facility, which spans approximately 60 acres, opened its first 30 acres of growing space in Morehead, Kentucky in October 2020, with the remainder becoming operational in March 2021 and production beginning in May 2021. We have begun construction on our next four facilities in Berea, Richmond, Somerset and Morehead. In October 2020, we announced that we had broken ground at the facility in Richmond. The facilities will include 60 acres of growing space for tomatoes on the vine at the Richmond tomato facility and 15 acres of leafy greens at the Berea leafy green facility. Both new facilities are expected to be operational by the end of 2022. In the second quarter of 2021, we began construction of the 30 acre Somerset facility to grow berries and cucumbers and a 10 acre leafy green facility at the Morehead leafy green facility. For risks related to delays in construction of our CEA facilities, please see the risk factor “Any damage to or problems with our CEA facilities, or delays in construction, could severely impact our operations and financial condition.” We periodically enter into other agreements to purchase, or have an option to purchase, additional properties for potential development. We expect to have nine operational CEA facilities by the end of 2025, assuming, among other things, that we are able to obtain necessary capital when needed on acceptable terms. We intend to continue to work toward a network of 12 CEA facilities by 2025.

Identifying, planning, developing, constructing and finishing new CEA facilities in Central Appalachia has required and will continue to require substantial time, capital, and resources. Greenhouses, such as the Morehead CEA facility and other facilities, require a large amount of flat land with a maximum cut and fill area, the ability to obtain the appropriate permits and approvals, sufficient utilities and road access and adequate availability of skilled labor, among other things. We may be unsuccessful in identifying available sites in Central Appalachia that are conducive to our planned projects, and even if identified, we may ultimately be unable to lease, purchase, build or operate on the land for any number of reasons. Because of the capital-intensive nature of these projects, we will need to prioritize which sites we plan to develop, and there can be no guarantee that we will select or prioritize sites that will ultimately prove to be appropriate for construction. Further, we may spend time and resources developing sites at the expense of other appropriate sites, which may ultimately have been a better selection or more profitable location. On the other hand, if we overestimate market demand and expands into new locations too quickly, we may have significantly underutilized assets and may experience reduced profitability. If we do not accurately align capacity at our greenhouses with demand, our business, financial condition and results of operations could be adversely affected.

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

For the foreseeable future, we intend to pursue a growth strategy for the expansion of our operations through increased product development and marketing. Our ability to rapidly expand our operations will depend upon many factors, including our ability to work in a regulated environment, market value-added products effectively, establish and maintain strategic relationships with suppliers, and obtain adequate and necessary capital resources on acceptable terms. Any restrictions on our ability to expand may have a materially adverse effect on our business, results of operations, and financial condition. Accordingly, we may be unable to achieve our targets for sales growth, and our operations may not be successful or achieve anticipated operating results.

We have agreed not to compete with Mastronardi outside of Kentucky and West Virginia, which may limit our business opportunities.

We have agreed not to compete with Mastronardi outside of Kentucky and West Virginia, which includes the businesses of growing, harvesting, packaging, distributing or selling fresh produce, subject to certain exceptions for fresh produce that is grown in Kentucky or West Virginia. Although we are currently focused on building greenhouses in Central Appalachia, if we desired in the future to build or operate facilities outside of Kentucky or West Virginia that were competitive with Mastronardi, the Mastronardi Morehead Agreement requires us to obtain Mastronardi’s consent before doing so. If Mastronardi withholds such consent for any reason, this could have the effect of restricting certain business opportunities outside of Kentucky and West Virginia during the term of the non-compete provision. The non-compete provision runs for ten years from the date of a first commercial harvest from the Morehead CEA facility and also runs for ten years measured from the date of a first commercial harvest from a facility deemed to be a New Grower Facility by Mastronardi under the terms of the Mastronardi Morehead Agreement.

We build CEA facilities, which may be subject to unexpected costs and delays due to reliance on third parties for construction, material delivery, supply-chains and fluctuating material prices.

We build CEA facilities that are dependent on a number of key inputs and their related costs including materials such as steel and glass and other supplies, as well as electricity and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition and operating results. We have entered into a direct contractual relationship with Dalsem Greenhouse Technology, B.V. (“Dalsem”) for the construction of our Richmond tomato facility and Berea leafy green facility and Dalsem also provides significant construction services for the Morehead CEA facility. If Dalsem encounters unexpected costs, delays or other problems in building these CEA facilities, our financial position and ability to execute on our growth strategy could be negatively affected. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.

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

The COVID -19 pandemic continues to impact worldwide economic activity, and the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions in response, such as closures or other restrictions on the conduct of business operations of manufacturers, suppliers and vendors, which are creating disruption in global supply chains. The increased global demand on shipping and transport services may cause us to experience delays in the future, which could impact our ability to obtain materials or build our greenhouses in a timely manner. These factors could otherwise disrupt our operations and could negatively impact our business, financial condition and results of operations.

If we experience significant unexpected delays in construction, we may have to limit or miss out on an entire growing season depending on the timing and extent of the delays, which could harm our business, financial condition and results of operations.

We may not be able to compete successfully in the highly competitive natural food market.

We operate in the highly competitive natural foods environment. With the importing of vine crops rapidly increasing, our competition includes large-scale operations in Mexico and to a lesser extent the southwestern U.S. In this market, competition is based on, among other things, product quality and taste, brand recognition and loyalty, product variety, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims.

We may not be able to compete successfully with imported goods, including from Mexico and Canada. A risk for high-tech producers in the U.S. is that lower-cost Mexican producers will be able to increasingly step up and meet emerging U.S. retail market preferences for higher quality, improved product safety, year-round availability, and product innovation. Mexican producers achieve this not by investing equivalent capital, but by leveraging climatic advantages at lower cost. Market leadership will accrue to the most efficient producers who are able to reliably meet the needs of large U.S. retailers and can demonstrate advantages in marketing strategy, geography, technology, and production learning curves sufficient to warrant the substantial long- term working capital required to fuel the expected sustained growth of this niche. Meanwhile, Canadian producers are beginning or expanding production in the U.S. The major factors driving this expansion are brand value of U.S. production and lower transportation and energy costs at U.S. facilities. The Canadian greenhouse industry is located primarily in Ontario in the east and British Columbia in the west. The Canadian greenhouse industry is supported by extensive government subsidies and financing that allows them to compete with the U.S. and Mexico on production cost.

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

We recently concluded our first growing season and have only just begun our second season, which makes it difficult to forecast future results of operations.
Our first CEA facility in Morehead, Kentucky partially opened in October 2020, marking the beginning of our first growing season. The Morehead CEA facility was completed in March 2021 and we concluded our first growing season in August 2021. We recently completed planting our second crop in September 2021 and the harvest of the new crop will commence in the fourth quarter of 2021. As a result, our ability to accurately forecast future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. In future periods, net sales growth could slow or net sales could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of the overall market, or our failure, for any reason, to take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and future net sales growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

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

Further, the growing use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our partners or our products on social or digital media could seriously damage our brand and reputation. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our consumers, customers or distributors, including adverse publicity or a governmental investigation, litigation, including securities class actions, or regulatory enforcement action, could significantly reduce the value of our brand and significantly damage our business. If we do not achieve and maintain favorable perception of our brand, our business, financial condition and results of operations could be adversely affected.

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

If consumers do not perceive our products to be of high quality or safe, then the value of our brand would be diminished, and our business, results of operations and financial condition would be adversely affected. Any loss of confidence on the part of consumers in the quality and safety of our products would be difficult and costly to overcome. Any such negative effect could be exacerbated by our market positioning as a socially conscious grower of high-quality produce and may significantly reduce our brand value. Issues regarding the safety of any of our products, regardless of the cause, may harm our brand, reputation and operating results.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our market opportunity estimates and growth forecasts, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of the ongoing COVID-19 pandemic and the related economic impact. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by these market opportunity estimates will purchase our products at all or generate any particular level of net sales for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our product and those of our competitors. Even if the market in which we compete meets our size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, any forecasts of market growth should not be taken as indicative of our future net sales or growth prospects.

Demand for our current and expected future products, which include tomatoes, berries, peppers, cucumbers, other vine produce, and leafy greens is subject to seasonal fluctuations and may adversely impact our results of operations in certain quarters.

Demand for our current and expected future products, which include tomatoes berries, peppers, cucumbers, other vine produce, and leafy greens fluctuates and tends to be greater during the summer months. As a result, comparisons of our sales and operating results between different quarters within a single fiscal year may not necessarily be meaningful comparisons. If we are not correct in predicting demand and planning our growing seasons accordingly, we may experience a supply and demand imbalance, which could adversely impact our results of operations.

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

We have in the past acquired products, technologies and businesses from other parties, such as our recent Root AI Acquisition in April 2021, and we may choose to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions, including the Root AI Acquisition, involve many risks, including the following:

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

Food safety and foodborne illness incidents or advertising or product mislabeling may materially adversely affect our business by exposing us to lawsuits, product recalls, regulatory enforcement actions, or changes in consumer demand increasing our operating costs and reducing demand for our product offerings.

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

Our operations are subject to extensive regulation by the FDA and other federal, state and local authorities. Specifically, we are subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of food. Under this program, the FDA requires that facilities that grow, pack, and/or process food products comply with a range of requirements, including standards for the growing, harvesting, packing, and holding of produce, hazard analysis and preventative controls regulations, current good manufacturing practices, or GMPs, and supplier verification requirements. Our processing facilities are subject to periodic inspection by federal, state and local authorities. If we cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA or others, we may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products or could result in a recall of our product that have already been distributed. If the FDA or a comparable foreign regulatory authority determines that we have not complied with the applicable regulatory requirements, our business may be materially impacted.

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

In the U.S., we are subject to regulation by various government agencies, including the FDA, Federal Trade Commission (the “FTC”), Occupational Safety and Health Administration (“OSHA”), Environmental Protection Agency (the “EPA”), and USDA, as well as various state and local agencies. We are also regulated outside the U.S. by various international regulatory bodies. In addition, depending on customer specification, we may be subject to certain voluntary, third-party standards, such as Global Food Safety Initiative, standards and review by voluntary organizations, such as the Council of Better Business Bureaus’ National Advertising Division. We could incur costs, including fines, penalties and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. The loss of third-party accreditation could result in lost sales and customers, and may adversely affect our business, results of operations, and financial condition. In connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states.

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

If our suppliers, or any partner farms or co-manufacturers that we engage or may engage in the future, fail to comply with food safety, environmental, or other laws and regulations, or face allegations of non-compliance, our operations may be disrupted. Additionally, such partner farms and co-manufacturers would be required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative partner farms, suppliers or co-manufacturers and we may be subject to lawsuits related to such non-compliance by such partner farms, suppliers, and co-manufacturers. As a result, our supply of produce and finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations, and financial condition. The failure of any future co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, and economic loss. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of produce, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, results of operations, and financial condition.

We are subject to stringent environmental regulation and potentially subject to environmental litigation, proceedings, and investigations.

Our business operations and ownership and operation of real property are subject to stringent and complex federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment, and the handling and disposition of hazardous materials (including pesticides) and wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment and to occupational safety and health. In addition, we may be required to obtain and maintain environmental permits for our business operations under certain environmental laws and regulations. Compliance with these laws and regulations, and the ability to comply with any modifications to these laws and regulations, is material to our business. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations and the issuance of injunctions delaying or prohibiting our business operations. New matters or sites may be identified in the future that will require additional investigation, assessment, or expenditures. Future discovery of contamination of property underlying or in the vicinity of our present properties or facilities and/or waste disposal sites could require us to incur additional expenses. The occurrence of any of these events, the implementation of new laws and regulations, regulations, or stricter interpretation of existing laws or regulations, could adversely affect our financial results.

Climate change and the regulation of greenhouse gases emissions have the potential to affect our business operations. For example, the EPA has adopted regulations for the measurement and annual reporting of carbon dioxide, methane and other greenhouse gases emitted from certain large facilities. In addition, both houses of Congress have considered legislation to reduce emissions of greenhouse gases, and a number of states have taken, or are considering taking, legal measures to reduce emissions of greenhouse gases. In January 2021, President Biden issued the 2021 Climate Change Executive Order that, among other things, sets goals of a carbon pollution free power sector by 2035 and a net zero economy by 2050. This Executive Order also commenced the process for the U.S. reentering the Paris Climate Agreement. The Paris Climate Agreement provides for the cutting of carbon emissions every five years, beginning in 2023, and sets a goal of keeping global warming to a maximum limit of two degrees Celsius and a target limit of 1.5 degrees Celsius greater than pre-industrial levels. Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with greenhouse gas requirements. In addition, states and local governments are undertaking efforts to meet climate goals. Even if limits on greenhouse gas emissions are not directly applicable to us, they could result in increased electricity, fuel or other supply costs that may adversely affect our business. Moreover, some experts believe climate change poses potential physical risks, including an increase in sea level and changes in weather conditions, such as an increase in precipitation and extreme weather events. Our operations may be adversely affected by severe weather including tornados, lightning strikes, wind, snow, hail and rain.

We limit the use of chemical pesticides in accordance with our Chemical Pesticide Policy. Any use of chemical pesticides, as defined in our Chemical Pesticide Policy, to address any pests incidents will be disclosed, as stated in that policy, in our annual sustainability report. In any such circumstance we would use, to the extent practicable, the chemical pesticide with the lowest human toxicity, and apply such substance in a manner designed to eliminate or minimize pesticide residue on our products. Chemical pesticide use may cause reputational harm and could adversely affect our business, prospects, financial condition and operating results. We use biopesticides and biofungicides as a part of an integrated crop management program whereby cultural controls are used to limit pesticide intervention. Biopesticides and biofungicides are only used where no other control step is practicable. We use ethephon-based products, considered organophosphate pesticides by the United States EPA, as plant growth regulators to facilitate even ripening of tomatoes on the vine. The federal environmental laws to which our operations are, or may be, subject include the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) and regulations thereunder, which regulate pesticides; the Clean Air Act (CAA) and regulations thereunder, which regulate air emissions; the Clean Water Act (CWA) and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act (RCRA) and regulations thereunder, which regulate the management and disposal of hazardous and non-hazardous solid wastes; and the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and regulations thereunder, known more commonly as “Superfund,” which impose liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under OSHA and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state and local laws and regulations may also apply.

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

We own trademarks and other proprietary rights that are important to our business, including our principal trademark, AppHarvest. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to consumers. We believe that the protection of our trademarks, copyrights and domain names is important to our success. We have also invested a significant amount of money in establishing and promoting our trademarked brand. In connection with our acquisition of Root AI, (now AppHarvest Technology, Inc.), we acquired nine U.S. patent applications, which, if issued, are expected to expire in 2039 to 2041, without taking into account any possible patent term adjustment. We also rely on unpatented proprietary expertise and copyright protection to develop and maintain our competitive position. Our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property, including trademarks and copyrights.

We rely on confidentiality agreements and trademark and copyright law to protect our intellectual property rights. These confidentiality agreements with our employees and certain of our consultants, contract employees, suppliers and independent contractors generally require that all confidential information be kept strictly confidential.

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

We have applied for and received various government grants and incentives in connection with building the Morehead CEA facility, and we may in the future apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support sustainable agriculture. Our ability to obtain funds or qualify for incentives from government or other sources is subject to availability of funds under applicable programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining or qualifying for any of these additional grants, loans and other incentives, and failure to obtain or qualify for these grants, loans and other incentives could have a negative effect on our operating costs and ability to open additional greenhouses.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of net sales and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the useful lives of fixed assets, the valuation of instruments issued for financing and stock-based compensation, and income taxes, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our securities.

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

Although we have not experienced material financial impacts due to the pandemic, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows. Although our business is considered an “essential business,” the COVID-19 pandemic could result in labor shortages, which could result in our inability to plant and harvest crops at full capacity and could result in spoilage or loss of unharvested crops. The impact of COVID-19 on any of our suppliers, distributors, transportation or logistics providers may negatively affect our costs of operation and our supply chain. If the disruptions caused by the COVID- 19 pandemic, including decreased availability of labor, continue despite the increasing availability of vaccines, our ability to meet the demands of distributors and customers may be materially impacted.

Further, the COVID-19 pandemic may impact customer and consumer demand. There may be significant reductions or volatility in consumer demand for our products due to the temporary inability of consumers to purchase these products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending, expectations of inflation or pantry-loading activity, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations and future growing seasons.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the effectiveness of vaccines against COVID-19 and variants thereof, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of the COVID-19 pandemic on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could negatively impact our business, financial condition results of operations and cash flows, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

As a public benefit corporation, our board of directors (the “Board”) has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) specific public benefits identified in our charter documents. While we believe that our public benefit corporation designation and obligations will benefit our stockholders, in balancing these interests the Board may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects.

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

Risks Related to Ownership of Our Securities

We have previously identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For more information, please see “Item 4. Controls and Procedures - Changes in Internal Controls over Financial Reporting” in our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021.

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

The market price of our securities has been and is likely to be highly volatile, and you may not be able to resell your securities at or above the purchase price. The trading price of our securities has been and is likely to be volatile, and you could lose all or part of your investment.

The following factors, in addition to other factors described in this “Risk Factors” section and included elsewhere in this Quarterly Report, may have a significant impact on the market price of our securities:

•threatened or actual litigation or government investigations;
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
•conditions or trends in our industry, geographies or customers; and
•changes in accounting standards, policies, guidance, interpretations or principles.

In addition, broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. In addition, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For example, we currently have one such putative class action complaint brought against us. Litigation of this type is expensive and could result in substantial costs and diversion of management’s attention and resources, which could have an adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business. For example, we are subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.

From time to time, we may be party to various claims and litigation proceedings. For example, in September 2021, a putative securities class action complaint was filed against us and certain of our officers. The case is still pending. See Part I, Item 1. Note 12.-Commitments and Contingencies for more information. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.

Even when not merited, the defense of these lawsuits is expensive and may divert management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

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

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against current or former directors, officers or other employees for breach of fiduciary duty, other similar actions, any other action as to which the Delaware General Corporation Law (“DGCL”) confers jurisdiction to the Court of Chancery of the State of Delaware and any action or proceeding concerning the validity of our amended and restated certificate of incorporation or our amended and restated bylaws may be brought only in the Court of Chancery in the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, any state court located in the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit our stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, our stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.

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

Our Warrants are issued in registered form under the Warrant Agreement, dated May 19, 2020, (the “Warrant Agreement”), between us and the Continental Stock Transfer & Trust Company, as the warrant agent. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Warrants to make any other modifications or amendments. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then- outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Warrant.

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

As of September 30, 2021, we had 13,241,717 Warrants, 2,824,446 options, and 7,669,016 restricted stock units outstanding. The exercise of such Warrants or options, and the settlement of such restricted stock units, will result in dilution of your investment and could negatively impact the market price of our Common Stock.

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

While Delaware common law, as stated in Revlon, Inc. v. MacAndrews & Forbes Holdings, Inc., and related cases, may impose upon directors of a traditional corporation a duty to maximize short-term stockholder value in certain “sale of the company” transactions, a public benefit corporation board’s decision-making would not be subject to those same constraints. As a public benefit corporation, our Board would need to take into account interests other than short-term stockholder value when evaluating a sale, and this balancing of interests may result in accepting a bid that may not maximize short-term stockholder value. This does not mean that, as a public benefit corporation, our Board’s balancing of interests would preclude us from accepting a bid that maximizes short-term stockholder value. Rather, our Board would weigh the merits of accepting the short-term value offered by a bid against other options that may generate greater long-term value or have other meaningful effects on those materially affected by our conduct or public benefit purpose and, if appropriate, could accept a bid that does not maximize short-term value. Our Board would also be able to reject a bid in favor of pursuing other stakeholder interests or the specified public benefit, to the detriment of stockholders.

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

General Risk Factors

If we fail to retain and motivate members of our management team or other key employees, our business and future growth prospects would be harmed.

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

We incur significant costs as a result of operating as a public company, and our management will devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time- consuming and costly. The increased costs may increase our net loss. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage as we did prior to becoming a public company. We cannot predict or estimate the amount or timing of additional costs we may incur to comply with these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as our executive officers.

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

We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of September 30, 2021, we had U.S. federal net operating loss carryforwards of approximately $88.6 million.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Novus common stock in the IPO. While we will continue to remain an emerging growth company through the end of the 2021 fiscal year and take advantage of the benefits of the extended transition period, our public float exceeded $700 million as of June 30, 2021 and we will no longer qualify as an emerging growth company as of December 31, 2021.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in this Quarterly Report and our periodic reports and proxy statements. We will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. While we will continue to remain a smaller reporting company through the end of the 2021 fiscal year, our public float was greater than $700.0 million as of June 30, 2021 and therefore we will no longer qualify as a smaller reporting company although we will continue to use the scaled disclosures permitted for a smaller reporting company through our annual report on Form 10-K for the fiscal year ending December 31, 2021 and plan to begin providing non-scaled larger company disclosure in our first Form 10-Q of the next fiscal year. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

None.

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

(c) Issuer Purchases of Equity Securities

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit			Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of AppHarvest, Inc.	Form 8-K	001-39288	3.1	February 2, 2021
3.2	Amended and Restated Certificate of Bylaws of AppHarvest, Inc.	Form 8-K	001-39288	3.2	February 2, 2021
10.1	Marcella Butler Separation Agreement, dated July 9, 2021	Form 10-Q	001-39288	10.2	August 11, 2021
10.2*	Amendment No. 1 2021 Equity Incentive Plan
10.3*	Amendment No. 1 2021 Employee Stock Purchase Plan
10.4†*	Credit Agreement, dated July 23, 2021, between CEFF II AppHarvest Holdings, LLC and AppHarvest Richmond Farm, LLC
10.5†*	Second Amendment to Right of First Refusal Agreement, dated July 23, 2021, by and between Equilibrium Sustainable Foods, LLC and AppHarvest, Inc.
10.6*	Promissory Note, in favor of JPMorgan Chase Bank, N.A., dated September 24, 2021 only for reference purposes, by AppHarvest Pulaski Farm, LLC
10.7*	Guaranty-Multiple Subsidiaries, dated September 24, 2021 only for reference purposes, by AppHarvest Operations, Inc.
10.8†*	Assignment of Deposit Account, dated September 24, 2021 only for reference purposes, by AppHarvest Operations, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________
† Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that AppHarvest, Inc. treats as private or confidential.
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

APPHARVEST, INC.
(Registrant)

Date: November 10, 2021	By:	/s/ Loren Eggleton
Loren Eggleton
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)