Form 10-K
period 2021-12-31
AppHarvest, Inc.
filed 2022-03-01
CIK 1807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to____________
Commission file number 001-39288
AppHarvest, Inc.
_____________________________________________
(Exact name of registrant as specified in its charter)

Delaware	82-5042965
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Appalachian Way Morehead, KY	40351
(Address of principal executive offices)	(Zip Code)
(606) 653-6100
Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	APPH	The Nasdaq Stock Market LLC

Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	APPHW	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $16.00 for shares of the Registrant’s common stock as reported by the Nasdaq Stock Market LLC, was approximately $1,055,255,392. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2022, there were 101,372,448 shares of $.0001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “design,” “may,” “should,” or similar language are intended to identify forward-looking statements. These statements speak only as of the date of this Annual Report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

•our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;
•our ability to obtain funding for our future operations;
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•our ability to successfully construct controlled environment agriculture facilities, which may be subject to unexpected costs and delays and obtaining necessary capital when needed on acceptable terms;
•our business, expansion plans and opportunities, including CEA technology and future expected produce;
•our future capital requirements and sources and uses of cash;
•the outcome of any known and unknown litigation and regulatory proceedings;
•the implementation, market acceptance and success of our business model;
•our ability to scale in a cost-effective manner;
•developments and projections relating to our competitors and industry;
•the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
•our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•our ability to maintain our status as a Certified B Corporation;
•changes in applicable laws or regulations; and
•other risks and uncertainties set forth in this Annual Report.

You should refer to the “Summary of Risks Affecting Our Business” below and Item 1A. "Risk Factors" section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

Unless the context indicates otherwise, references in this Annual Report to the “Company,” “AppHarvest,” “we,” “us,” “our” and similar terms refer to AppHarvest, Inc. (f/k/a Novus Capital Corporation) and its consolidated subsidiaries (including Legacy AppHarvest). References to “Novus” refer to the predecessor company prior to the consummation of the Business Combination.

Industry and Market Data

We obtained the industry data and market data included in this Annual Report from independent third party surveys, market research, publicly available information, reports of governmental agencies and industry publications and surveys. All of management’s estimates presented herein are based upon management’s review of independent third-party surveys and industry publications prepared by a number of sources and other publicly available information. All of the market data used in this Annual Report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We believe that the information from these industry publications and surveys included in this Annual Report is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Part I

Item 1. Business

Overview

We were founded on January 19, 2018. Together with our subsidiaries, we are an applied agricultural technology company in Appalachia developing and operating some of the world’s largest high-tech indoor farms, which are designed to grow non-GMO produce, free of or with minimal chemical pesticide residues, use primarily rainwater, and produce significantly higher yields than those yields achieved by traditional agriculture on the same amount of land. We combine conventional agricultural techniques with cutting-edge technology, including artificial intelligence and robotics, to improve access to nutritious food, farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.

On January 29, 2021, AppHarvest Operations, Inc. (f/k/a AppHarvest, Inc., “Legacy AppHarvest”), a Delaware public benefit corporation, Novus Capital Corporation, a Delaware corporation (“Novus”), ORGA, Inc., a Delaware corporation and wholly-owned subsidiary of Novus (“Merger Sub”), consummated the closing of the transactions contemplated by a Business Combination Agreement, dated September 2020 (the “Business Combination Agreement”), following the approval at a special meeting of the stockholders of Novus held on January 29, 2021. Pursuant to the terms of the Business Combination Agreement, a Business Combination of Legacy AppHarvest and Novus was effected through the merger of Legacy AppHarvest with and into Merger Sub, with Legacy AppHarvest surviving as a wholly owned subsidiary of Novus (the “Business Combination”). On the closing date, Legacy AppHarvest changed its name to AppHarvest Operations, Inc. and Novus changed its name from Novus Capital Corporation to AppHarvest, Inc.

We are also committed to the communities where we operate by providing compelling, long-term career opportunities to the local workforce as well as partnering with educational institutions, such as the University of Kentucky and local high schools and technical schools, to create programs that benefit students, researchers, and our own operations. At AppHarvest, our goal is to lay the foundation for Appalachia to become the AgTech capital of North America.

Our commitment to Appalachia is driven by the personal connection of AppHarvest’s leadership, including Jonathan Webb, Founder and Chief Executive Officer, to the area. As a proud Kentucky native, Mr. Webb has developed deep relationships within the Appalachian community that include civic leaders, strategic vendors and suppliers, and local and state elected officials. Our deep connection to the local community has been instrumental in facilitating our growth and development.

AppHarvest also has a refined geographic strategy in place designed to impart immediate as well as long-term benefits. Central Appalachia presents multiple strategic advantages for AppHarvest, including access to an abundant and hard-working labor force, beneficial climate patterns that allow all, or substantially all, of our water requirements to be supplied naturally by rainfall, and geographic proximity to approximately 70% of all U.S. households within a one-day drive.

AppHarvest is a mission-driven organization with an ethos rooted in sustainability and environmental, social, and governance (“ESG”) principles. Our leadership team and employees share a deeply-held belief that, as an organization, we are responsible to multiple stakeholders, including our workers, our community, our customers, our environment, and our stockholders. AppHarvest is a public benefit corporation, which underscores our commitment to our mission and stakeholders. In addition, we elected to have our social and environmental performance, accountability, and transparency assessed against the proprietary criteria established by an independent non-profit organization. As a result of this assessment, AppHarvest was designated as a Certified B Corporation in December 2019. As of December 31, 2021, we are one of less than ten publicly traded Certified B Corporations in the United States.

Prior to October 2020, our operations were limited to the “start-up” concerns of organizing and staffing, business planning, raising capital, and acquiring and developing properties for Controlled Environment Agriculture (“CEA”). In October 2020, we partially opened our first CEA facility in Morehead, Kentucky (the “Morehead CEA facility”), which we estimate can cultivate approximately 720,000 tomato plants with an approximate yield of 40 million pounds per year. We harvested our first crop of beefsteak tomatoes and tomatoes on the vine in January 2021 and March 2021, respectively. In May 2021, we opened production of the full 60 acres at the Morehead CEA facility and, in August 2021, concluded the first harvest. We completed planting of our second crop at the Morehead CEA facility in September 2021, and began harvest of the crop in the fourth quarter of 2021.

We have begun construction on four more CEA facilities. Two of the facilities under construction are located in Berea, Kentucky (the “Berea salad greens facility”) and Richmond, Kentucky (the “Richmond tomato facility”). As of the date hereof, construction on the Berea salad greens facility is approximately 68% complete; the Richmond tomato facility is approximately 65% complete. Both CEA facilities are expected to be fully operational by the end of 2022.

Groundbreakings for two more CEA facilities occurred in June 2021 in Somerset, Kentucky (the “Somerset facility”) and Morehead, Kentucky (the “Morehead salad greens facility”). The Somerset facility is intended to grow berries, and the Morehead salad greens facility, which is located adjacent to the Morehead CEA facility, is intended to grow salad greens. The Somerset facility is approximately 55% complete and expected to be operational by the end of 2022.

To incorporate design and other insights we gained from construction of the Berea salad greens facility and to maintain flexibility in the allocation of capital resources, we have temporarily paused development of the Morehead salad greens facility, with construction now expected to resume in 2022 and be operational in 2023.

We expect to have four CEA facilities operational by the end of 2022, with approximately 165 acres under production. We expect to develop additional CEA facilities only after obtaining the necessary capital, assuming, among other things, that we are able to obtain necessary capital when needed on acceptable terms.

To optimize our production capabilities, innovate on sustainability measures, and deliver on our goal of establishing AppHarvest as a leader within CEA, we are committed to developing and sourcing the most advanced technology available, especially in the fields of robotics, artificial intelligence, and automation. As part of these efforts, AppHarvest has empowered its subsidiary, AppHarvest Technology, Inc. (“AppHarvest Technology” or “ATI”), to design and sell new technology products to the broader agricultural market. While we believe we will be able to secure the financing needed for investments required for ATI to reach its full commercial potential, our ability to develop our AppHarvest Technology. depends on obtaining the necessary capital, assuming, among other things, that we are able to obtain necessary capital when needed on acceptable terms.

AppHarvest Technology also identifies and partners with other industry-leading agricultural technology companies to deliver a competitive advantage for AppHarvest’s operations. By building new products and enabling and enhancing partnerships between AppHarvest and leading agricultural tech companies, we leverage each other’s expertise and unlock new efficiencies and capabilities. Presently, these efforts are focused on two primary initiatives: A harvesting robot and a cloud-based enterprise software system to enhance visibility into labor management and quality control within CEA facilities.

Agriculture’s Current Challenges and Our Opportunity
Today’s agriculture challenges are wide-reaching and accelerating. The World Bank forecasts that global food production will need to increase by approximately 50% or more by 2050 to feed the growing global population. Inclusive of vine crops, the U.S. Department of Agriculture (“USDA”) predicts that the total annual value of domestic fruit, vegetable, and nut production will exceed $66 billion by 2029, a $14 billion annual increase over the 2020 annual value. In 2020, vegetable production accounted for approximately 41% of total farm value (or approximately $21.5 billion), with fresh use vegetables comprising approximately 32% of the market (or approximately $6.9 billion). Tomatoes are the second most popular fresh market produce in the United States. Per capita consumption of fresh tomatoes has grown to approximately 21 pounds per year, approximately 75% higher than it was nearly four decades ago. The USDA attributes this growth primarily to changing consumer preferences and a shift towards a healthier diet and overall lifestyle.

Domestically, the increasing demand for fresh fruits and vegetables has necessitated significant imports of produce into the United States. In 2020, the cumulative value of these imports grew by 13%. The majority of America’s supply of fresh tomatoes and other vine crops, including cucumbers, bell peppers, and eggplants, are imported. In 2019, 60% of fresh tomatoes for sale in the United States were imported, up from 41% in 2009. Imports of eggplant accounted for 56% of supply in 2019, up from 43% in 2009.

Meanwhile, 66% of bell peppers and 81% of cucumbers were imported in 2019, up from 46% and 56%, respectively, in 2009. Over approximately the last three decades, the United States’ reliance on imports has more than doubled. The country’s single largest import partner is Mexico, which comprises 75% of U.S. fresh vegetable imports.

Percentage of Crops Imported:

A continued reliance on imports puts the U.S. food supply at risk from both natural and politically destabilizing events. The COVID-19 pandemic highlighted this risk. During the pandemic, the supply chain has been disrupted and food imports have been, at times, delayed or even cancelled.

A reduced or delayed supply of produce can have a pronounced impact on grocers, which generally operate on thin financial margins and just-in-time inventory practices. A consistent and reliable supply chain is vital to the grocery retail industry, which attempts to match closely the perishable supply of produce to near-term customer demand. We believe that CEA, which provides more reliable, sustainable, and higher quality produce, produced in accordance with much higher food safety standards, is an optimal solution for the grocery industry’s reliance on imports, and that there will be a strong preference among distributors and grocers to shift from imports to CEA as more supply becomes available from CEA.

Demand for sustainable farming and new CEA infrastructure has been amplified by the effects of climate change and other environmental factors. Historically, California and Mexico have produced a majority of the fresh produce sold to consumers in the United States. Unsustainable farming practices, structural changes in water resources, and an over-reliance on chemicals, which can be harmful to people in a variety of ways, have degraded large swaths of arable land. Globally, approximately one-third of arable land is estimated to be at least partially degraded. This could increase to more than 90% of arable land unless there is a significant shift in farming practices and infrastructure.

In addition, shifting weather patterns believed to be the result of climate change are accelerating the threat to existing agricultural regions. Reduced rainfall and increasingly hot conditions in certain growing regions are increasing the demand for, and consumption of, irrigation water. Two-thirds of Mexico is arid or semi-arid, with annual rainfalls of less than 500 millimeters. California’s Public Policy Institute estimates that 500,000 to 780,000 acres would need to lie fallow for the state’s natural aquifers to re-balance.

AppHarvest’s facilities are well positioned take advantage of Kentucky’s relatively high precipitation levels by capturing and recycling rainfall in large on-site retention ponds at our Morehead CEA facility and other planned CEAs, to meet our ongoing irrigation needs.

We believe that CEA is the global solution to address the rising demand for fresh fruits and vegetables, to offset the declining availability of high-quality farmland, and to mitigate the effect of climate change on agriculture. By using leading-edge technology, we expect, at full production capacity, to be able to grow up to 30 times more produce on a single indoor acre compared to a single, traditionally farmed outdoor acre.

This belief is based on third-party research and publications stating that produce grown in CEA facilities can yield anywhere from 20 to 50 times as much as traditional farming on the same amount of land. CEA allows for systematic measurements and tailoring of important variables on a per-crop level, such as nutrient levels, temperature, humidity, and irrigation. CEA generally benefits from potential year-round optimal farming conditions, whereas open field farming and traditional greenhouses have more limited growing seasons.

We also believe that AppHarvest is positioned to become a global leader in the CEA industry. We are one of only a few publicly traded companies focused on CEA-enabled food production in the United States. Our CEA facilities in Appalachia are designed to maximize the sustainability and efficiency of our operations. For example, our ability to farm using captured rainwater not only decreases our impact on the environment, but eliminates the high cost of water. Captured rainwater also allows us to avoid harmful agricultural runoff, a major source of U.S. waterways pollution. Our geographic proximity to the markets we serve reduces the fuel needed to transport our fruits and vegetables to customers, thereby reducing the environmental impact of distributing our products. Relative to growers in California and Mexico, we estimate we can distribute our products using up to 80% less fuel and with an extended shelf life and less spoilage due to a shorter time spent in transit.

Our Solution

The key components to our strategy include:

•Sustainable CEA facilities: By insulating our food production system from seasonal and weather constraints, our CEA facilities are expected to produce up to 30 times more fruits and vegetables compared to traditional open-field agriculture, while also using up to 90% less water.

•Strategic location near major population centers: Given our location within one day’s drive of nearly 70% of the U.S. population, we are positioned to use significantly less fuel to transport our products, compared to fruits and vegetables shipped from the southwestern United States, especially California, and Mexico.

•AgTech ecosystem: AppHarvest led the signing of a non-binding collaboration agreement by a 17-organization coalition of universities, governments, and leading AgTech companies in the U.S. and abroad, which increased to a 26-organization coalition in February 2022. The collaboration agreement is intended to identify opportunities to leverage each other’s expertise and find opportunities to work together to support large-scale development in Central Appalachia. AppHarvest believes this coalition will partially reduce our research & development costs and enable us to source and identify new advancements, technologies, and opportunities more quickly than we necessarily would on our own.

•Technology: Sourcing, developing, and implementing applied technology will be a key differentiator for AppHarvest over the long term. We are working with leading technology companies in the agriculture industry, such as Dalsem and Havecon for greenhouse construction and development; Signify and GE for energy efficient LED lighting; Kopperts for advanced, integrated pest management; Priva B.V. for greenhouse software; TAKS Handling Systems and AWETA for pack line operations and data capture; and Arugga for automated robotic pollination. Additionally, AppHarvest Technology. is continuing its work on Virgo, an automated harvesting robot, and FarmOps, a new software product for greenhouse management. We will continue to invest and innovate in technology as we strive to be at the forefront of sustainable food production.

•Strong and available local labor force: AppHarvest is committed to paying a living wage which, on average, is approximately 40% higher than the average wage for comparable work in Kentucky. As a result, we believe we can recruit and retain a competitive workforce.

Morehead CEA Facility

The Morehead CEA facility, which partially opened in October 2020, and is now fully operational, is among the world’s largest greenhouses at 60 acres (approximately 2.8 million square feet). Its suite of cutting-edge technology includes:

•Hybrid lighting system: Our lighting system features a combination of natural sunlight, Signify GreenPower LEDs, and high-pressure sodium lighting.

•Water independence: Our recycled rainwater irrigation system used a 10-acre, on-site retention pond, thus eliminating the need for city or well water. This system enables us to use up to 90% less water compared to open field agriculture.

•Advanced closed-loop water filtration system: Our closed-loop water filtration system incorporates nano-bubble technology to combat harmful algae blooms and cyanotoxins, as well as sand filters and high-density ultraviolet lighting. (Ultraviolet lighting is designed to kill bacteria).

•Climate and greenhouse operations software: Designed by Priva B.V., our climate and greenhouse operations software allows our growers to monitor carefully microclimates inside our CEA facility and to calculate the precise levels of light, water, and carbon dioxide each plant needs to thrive. This operations software also allows for exact dosing of nutrients as well as temperature and humidity control on a plant-by-plant level.

•Innovative pest control strategy, or integrated pest management: “IPM” is an environmentally sensitive approach to pest management, which relies in part on the use of beneficial insects to combat damaging pests. We use parasitic wasps to control one of the most detrimental greenhouse pests: the whitefly. Predatory mites work similarly against harmful spider mites and fungus gnats.

Development Pipeline

Shortly after the partial opening of the Morehead CEA facility in October 2020, AppHarvest purchased two additional properties, the Richmond tomato facility and the Berea salad greens facility, both of which we anticipate will be operational by the end of 2022. In the second quarter of 2021, AppHarvest began construction of the Somerset and Morehead salad greens facility. The Somerset facility is expected to be operational by the end of 2022. As we strive to maintain flexibility with respect to the allocation of our capital resources, we have paused the Morehead salad greens facility until additional financing sources are secured. We plan to continue developing and opening additional facilities throughout Central Appalachia only after obtaining the necessary capital, assuming, among other things, that we are able to obtain necessary capital when needed and on acceptable terms.

We have built a direct-to-consumer e-commerce platform that we expect will power our direct-to-consumer and value-added products businesses. We successfully launched and sold out our first value-added product, salsa, in 2021, and we expect to leverage this platform as we continue to refine and grow our value-added products strategy in the future, depending on the availability of financing on acceptable terms. We have paused the sale and development of our salsa and other products in 2022. The three farms expected to be operational in 2022 should provide us a significantly larger volume of produce from which to derive value-added and direct-to-consumer products when expected sales and development resume. Accordingly, we plan to spend time and resources developing capacity for larger-scale production that we believe will enable us to secure financing and permit us to relaunch our value-added products at a larger scale in the future.

Our Strengths

Industry Leading Position with an Early Mover Advantage

Our Morehead CEA facility, combined with our in-development greenhouses in Richmond, Berea, Morehead, and Somerset, position us among the largest CEA growers in the United States. Our current production acreage is growing beefsteak tomatoes, tomatoes on the vine, and Campari tomatoes. We plan to expand into salad greens and berries. AppHarvest is also employing a “go-to-market” strategy through our partnership with Mastronardi Produce Limited (“Mastronardi”), which should enable us to build customer awareness and brand loyalty for future fruits, vegetables, and other value-added products.

Skilled Integrator of Proven Technologies

Our development and technology teams are highly skilled in applied agricultural technology. In many instances, the right technology to maximize crop yields sustainably already exists in the marketplace. The Netherlands, for example, has long relied on high-tech CEA facilities for domestic fruit and vegetable production and is the world’s second-largest agricultural exporter despite a land mass roughly one-third the size of Kentucky. To this end, we are working directly with companies that have been successful in the Netherlands, as well as construction firms with experience building these types of structures.

Strategic Partnerships with Important Industry Participants

To aid us in accomplishing our objectives, we have pursued partnerships with select third parties to allow us to focus our capital and resources in areas that maximize value for our Company and shareholders.

Mastronardi

Mastronardi is our exclusive marketing and distribution partner for all fresh fruits and vegetables grown in Kentucky and West Virginia, including tomatoes, cucumbers, peppers, berries, and/or all salad greens that meet certain quality standards. Mastronardi is the leading marketer and distributor in North America of tomatoes, peppers, cucumbers, berries, and salad greens (collectively, the “Products”). Mastronardi has an extensive and long-established retail network and is nationally recognized under the primary SUNSET® brand and other brands, including Campari®, Angel Sweet®, Flavor Bombs®, Sugar Bombs® tomatoes and WOW™ berries. Through our partnership, we receive immediate access to a large and coveted customer base. Our produce is currently available for sale in the produce aisles of some grocers.

Pursuant to our Agreement with Mastronardi, Mastronardi is the sole and exclusive marketer and distributor of all Products of our Morehead CEA facility. Under the terms of this “Mastronardi Morehead Agreement”, AppHarvest is responsible for growing, producing, packing and delivering all Products to Mastronardi, and Mastronardi is responsible for marketing, branding, and distributing our Products to its customers.

Mastronardi has agreed to sell our Products at market prices consistent with the best and highest prices available throughout the applicable growing season for similar USDA Grade No. 1 products. Mastronardi will set the market price for the Products and will pay over to AppHarvest the gross sale price of the Products it sells, less a marketing fee and its costs incurred in the sale and distribution of the Products. If Mastronardi rejects, returns, or otherwise refuses Products for failure to meet certain quality standards, AppHarvest has the right, at its cost and expense, to sell or otherwise dispose of the Products, subject to certain conditions. AppHarvest has developed options for generating revenue from any such Products, including by selling them to secondary distribution outlets and using them to create value-added products.

If AppHarvest expands the growing acreage or operations of any of its existing facilities in Kentucky or West Virginia, Mastronardi has a right of first refusal to be the exclusive distributor of any produce arising as a result of such expansion for the greater of ten years from the date of first commercial production of the additional products or the remainder of the term of the Mastronardi Morehead Agreement. In the event AppHarvest or its affiliates operate a new facility in Kentucky or West Virginia, Mastronardi has the right to deem such “New Grower Facility” to be under an agreement with Mastronardi on the same material terms and conditions of the Mastronardi Morehead Agreement for a period of ten years. In December 2020, Mastronardi elected to deem AppHarvest’s new facilities in Richmond and Berea as New Grower Facilities.

The initial term of the Mastronardi Morehead Agreement is ten years, beginning on the date of the commercial harvest of AppHarvest’s first crop. After the initial term, the Mastronardi Morehead Agreement renews automatically for additional one-year terms unless terminated by either party by written notice not later than 240 calendar days prior to the end of the applicable term. Either AppHarvest or Mastronardi can terminate the Mastronardi Morehead Agreement if the other party is subject to certain bankruptcy or insolvency proceedings or if the other party is in breach of the Mastronardi Morehead Agreement and the breach remains uncured for a specified period. AppHarvest’s obligation to deliver timely Products to Mastronardi and to maintain exclusivity is not subject to cure.

Mastronardi has the exclusive right to sell and market all fresh fruits and vegetables, including tomatoes, peppers, cucumbers, berries and/or salad greens, grown by AppHarvest in Kentucky and West Virginia for an initial term of 10 years from each facility’s first commercial harvest. If Mastronardi declines to exercise its right of first refusal, AppHarvest has the right to contract with unaffiliated third parties that are industry recognized bona fide marketers for distribution of such produce. Sale transactions would be at market price, less the marketing fee and costs incurred in the sale and distribution of Products. Outside of Kentucky and West Virginia, AppHarvest has agreed not to compete with Mastronardi, including growing fresh produce in a new facility outside of Kentucky and West Virginia in an area in which it would be competing with Mastronardi, for a period of ten years that commences on the date of the first commercial harvest from the Morehead CEA Facility and also runs for ten years, measured from the latest date of a first commercial harvest from a facility deemed to be a New Grower Facility by Mastronardi under the terms of the Mastronardi Morehead Agreement. AppHarvest has also agreed not to solicit any employee of Mastronardi or its affiliates without Mastronardi’s written consent during the term of each applicable Mastronardi purchase and marketing agreement, and for a period thereafter.

Dalsem and Havecon

Dalsem is a highly regarded manufacturer and developer of end-to-end, high-tech greenhouse projects. The company has more than 85 years of experience and is perceived as a pioneer and an innovator within the industry. We selected Dalsem as our construction partner for our first CEA facility in Morehead, Kentucky, pursuant to an engineering, procurement and construction agreement. We have also entered into a direct contractual relationship with Dalsem for the construction of our new CEA facilities in Richmond and Berea, Kentucky.

Havecon is a designer and manufacturer of greenhouse horticulture projects. AppHarvest selected Havecon to build its facility in Somerset, Kentucky, because of its industry know-how, years of experience, strong reputation, network of industry partners, and expected ability to complete the project quickly and on time.

Our relationships with Dalsem and Havecon present potential long-term advantages, including reducing the risk associated with construction, such as the availability of certain inputs and materials for the facilities, and favorable construction timelines.

Rabo AgriFinance

In June 2021, AppHarvest secured a $75 million credit facility with Rabo AgriFinance, a leading financial services provider for agricultural producers and agribusinesses in the United States. Under the terms of the facility, we entered into a 60% loan-to-value mortgage at an anticipated fixed rate of between 4 to 5% for 10 years, with amortization of debt over 20 years for the Morehead CEA facility. Rabo AgriFinance is a subsidiary of Rabobank, a premier bank to the global agriculture industry and one of the world’s largest and strongest banks.

Also in June 2021, we entered into an interest rate swap with an affiliate of Rabo AgriFinance to make a series of payments based on a fixed rate of 1.602% and receive a series of payments based on LIBOR. As of December 31, 2021, the net fixed interest rate on the combined Rabo Loan and related interest rate swap is 4.102%. See Note 10-Debt to our consolidated financial statements for more information of the Rabo AgriFinance credit facility.

JP Morgan

In September 2021, AppHarvest entered a $25 million cash-backed credit facility with JP Morgan based on its third high-tech, 30-acre indoor farm under construction in Somerset, Kentucky, which broke ground in June 2021. This CEA facility is intended to grow berries. Proceeds from the 364-day credit facility, which is priced at LIBOR plus 225 basis points, will be applied toward capital expenditures and improvements, including construction of the company’s fourth high-tech indoor farm.

In January 2022, we amended this credit facility to: (i) increase the existing line of credit facility in the maximum amount from $25 million to $50 million; and (ii) implement SOFR as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings.

Experienced and Passionate Team

AppHarvest is a mission-driven company led by highly committed and passionate professionals. Our founder and Chief Executive Officer, Jonathan Webb, is a Kentucky native with more than a decade of experience focused on sustainable infrastructure. Prior to founding AppHarvest in 2018, Mr. Webb led a public-private partnership on behalf of the Department of Defense, developing what was then the largest solar project in the southeastern United States. At AppHarvest, Mr. Webb has used his experience in renewable infrastructure to create a CEA platform in North America.

In January 2021, David Lee, an existing member of the board of directors of AppHarvest, joined the Company to serve as President. Prior to joining AppHarvest, Mr. Lee was the Chief Operating Officer and Chief Financial Officer of Impossible Foods, where he led strategy and operations as the company evolved from a startup into the scaled food company they are today. Prior to Impossible Foods, Mr. Lee held executive leadership positions at several companies, including Del Monte Foods, where he helped restructure the business concurrent with KKR’s acquisition of the company. Additionally, AppHarvest has a talented roster of senior executives, including Loren Eggleton, Chief Financial Officer; Derek Lyons, General Counsel; Julie Nelson, Chief Operating Officer; Josh Lessing, Chief Technology Officer; Jackie Roberts, Chief Sustainability Officer; and Dave Nichols, Head of Strategy.

AppHarvest has attracted a highly experienced “grow team” to operate our greenhouses. Our senior growers have, on average, more than 25 years of experience managing growing operations. We also have a construction management and development team with extensive experience in complex, large scale, multi- site, and global projects.

ESG Company

AppHarvest has an authentic and overarching commitment to sustainability, ESG, and social impact. Our Certified B Corporation certification recognizes our commitment to our stakeholders, including our employees, community, environment, customers, and stockholders. We believe we present a unique and a compelling opportunity for the growing number of investors who share our dedication to sustainability and a broader set of ESG principles.

We have also been certified by an independent non-profit organization as meeting rigorous standards of social and environmental performance, accountability, and transparency. We are proud of our achievements to date, including:

•Selecting Rowan County for our Morehead CEA facility, in which approximately 25% of the community lives below the poverty line. Despite reduced wage expectations in this area, we have provided career opportunities with entry-level wages that are over 40% higher than average hourly wages for comparable jobs in the state.

•We have invested over $100 million in the local Rowan County community, which we believe will have an economic ripple effect as those expenditures percolate through our contractors, engineers, and other tradespeople required to build our large-scale facilities.

•In addition to paying a living wage, as assessed by an independent third party, we provide paid time off and full family healthcare coverage.

•We have partnered with local universities and high schools. We plan to educate more than 1,000 high school students through our educational programs around hydroponic farming.

We believe we also have an opportunity to impact how the regional power grid evolves. As we grow and need more power, we are committed to catalyzing new renewable energy sources in our market. We believe that when corporations insist upon completely renewable energy, market forces will drive suppliers to provide electrical energy with a reduced carbon footprint. As a member of the Renewable Energy Buyers Alliance (“REBA”), a community of energy buyers seeking to accelerate a zero-carbon energy future, we also benefit from REBA resources as we strive to operate on renewable energy.

We aim not only to transform the Appalachia region in terms of social and economic impact, but also to build a platform to transform agriculture and bring new solutions for growing threats to the agriculture sector, including water shortages, land shortages, soil depletion, surface water pollution, pesticide use, food waste, and systemic risks from climate change. Our growing process reduces environmental impacts and manages the environmental risks increasingly threatening our food systems. Specifically, our CEA facility is designed to manage these risks and reduces environmental impacts by:

•Using up to 90% less water than conventional agriculture in a closed system that prevents pollution from excess fertilizers and chemical pesticides running into local streams or waterways.

•Making efficient use of land without depleting soil and its nutrients.

•Using integrated pest management, skilled workers, and AI tools designed to keep the greenhouse free of or with minimal of pests and disease in accordance with our Chemical Pesticide Policy.

•Using a horizontal greenhouse structure to maximize passive solar energy.

•Implementing new lighting systems that use 20% less energy than traditional lighting systems through integration of LEDs.

•Working towards exciting opportunities to link operations to renewable energy initiatives.

Growth Strategy

Through investments in Central Appalachia, our brand, our stakeholders and our infrastructure, we believe that we are well-positioned to grow our brand and attract consumers through our distribution partner Mastronardi, which provides us with full distribution on day one of production, allowing customers to experience our products and us to grow customer recognition and loyalty.

New Project Pipeline

AppHarvest expects to develop additional CEA facilities only after obtaining the necessary capital, assuming, among other things, that we are able to obtain necessary capital when needed and on acceptable terms. We believe that allocating capital to organic growth, specifically the development of new facilities, presents a compelling return on invested capital.

Our Morehead CEA facility partially opened in October 2020, and has been fully operational since March 2021. Shortly thereafter, we announced groundbreakings for two additional facilities, the Richmond tomato facility and the Berea salad greens facility, both of which we anticipate will be operational by the end of 2022. In the second quarter of 2021, we announced the beginning of construction of the Somerset facility and the Morehead salad greens facility. The Somerset facility is expected to be operational by the end of 2022. We have temporarily paused development of the 10-acre Morehead salad greens facility, with construction now expected to resume in 2022 for a 2023 delivery.

Our site selection and construction management processes, as well as all major investment capital decisions, require sign off from our Chief Executive Officer and Chief Financial Officer, with additional oversight from the Board of Directors. Cost, development timelines, expansion opportunities, proximity to our existing facilities, crop economics and overall site-level returns on invested capital are among the many factors we consider before greenlighting a project.

Strategy to Develop Branded and Sustainable Value-Added Products

AppHarvest is an applied technology company with global ambitions and a desire to become a trusted brand with broad brand awareness. We aim to leverage our ESG- and mission-driven ethos to grow and produce fruits, vegetables and value-added products that customers will actively seek out at their local grocery stores. While our focus is on fresh produce, we have also built a direct-to-consumer e-commerce platform that we expect to power our direct to consumer and value added products business, the future development of which is contingent upon our ability to secure additional financing on acceptable terms.

Competition

With vine crops imports rapidly increasing, our competition includes large-scale operations in Mexico and, to a lesser extent, the southwestern United States. With studies having found that an American meal travels 1,500 miles on average to the consumer’s plate, we believe we are unique in becoming a large-scale CEA operator growing produce closer to the end consumer.

Overall Competition

The U.S. greenhouse industry has grown steadily over the past decade as producers use its advantages to grow more using fewer resources, seeking to solve issues caused by limited land, energy and resources including water and labor. The USDA attributes growth to greenhouse operators’ ability to realize greater market access both in the off-season and in northern retail produce markets, better product consistency and improved yields.

By 2017, the percentage of greenhouse-grown U.S. shipments of fresh tomatoes had grown to 5% of all shipments. Only four states (California, Minnesota, Nebraska and New York) produce more than 10 million pounds of greenhouse-grown tomatoes annually, according to the most recent USDA data. Kentucky’s production was estimated by the USDA to be between 500,000 pounds to 1 million pounds annually. Our operations in Morehead, Kentucky are vaulting Kentucky into over 10 million annual pounds category.

Competition from Imports

In 2004, growers in the United States, Canada and Mexico each supplied around 300 million pounds of greenhouse-grown tomatoes to the United States. According to the USDA in 2019, since then, Mexico’s market share averaged 35 percent annual growth. Greenhouse-grown tomato imports from Mexico accounted for 84% of total greenhouse-grown tomato imports in the United States in 2017, while imports of greenhouse- grown tomatoes from Canada held steady at around 300 million pounds annually.

A challenge for high-tech producers in the United States is the possibility that lower-cost Mexican producers will be able to increasingly step up and meet emerging U.S. retail market preferences for higher quality, improved product safety, year-round availability, and product innovation. Mexican producers would most likely aim to achieve this not by investing equivalent capital, but by leveraging climatic and labor advantages.
Meanwhile, Canadian greenhouse operators, which are located primarily in Ontario in the east and British Columbia in the west and often supported by extensive government subsidies and financing, are increasingly initiating or expanding operations in the United States. The major factors driving this expansion are brand value of U.S. production and lower transportation and energy costs at U.S. facilities.

Beyond greenhouse-grown tomatoes imports are making up an increasing percentage of all fresh tomatoes. In 2000, imports accounted for only 30% of fresh tomatoes in the United States and increased to 60% in 2019. Imports accounted for a majority of fresh tomato supply starting in 2010 after a series of weather-related issues in Florida necessitated imports to replace expected open-field tomato production.
We believe that market leadership will accrue to the most efficient producers who are able to reliably meet the needs of large U.S. retailers and can demonstrate advantages in marketing strategy, geography, ESG, food safety, technology, and production learning curves sufficient to warrant the substantial long-term working capital required to fuel the expected sustained growth of this market segment.

Traditional Greenhouse Operators

Large-scale greenhouse operators currently dominate the market in the indoor agriculture space, as they have large-scale distribution networks and own and operate hundreds to thousands of acres of greenhouse. Most of the companies have major portions of their operations in Mexico and Canada, but we believe all or nearly all of them are either looking to develop, are developing or have already developed U.S.- based high-tech greenhouses. These companies have broad product lines and are moving into the prepared food space to leverage their scale and distribution networks.

High-Tech Agricultural Startups

While most CEA production comes from traditional greenhouse companies, a number of high-tech vertical farms also exist in the market. These startups are often focused on development of farms either in or near major cities. These companies generally have smaller product offerings and tend to focus on salad greens products due to limitations of their technologies and economics. By contrast, we believe our facilities will have the ability to grow a variety of crops including salad greens, tomatoes, cucumbers, strawberries, peppers, eggplants, and more. We are also differentiated in prioritizing use of two of the earth’s natural inputs: sunlight and water. In fact, our Morehead CEA facility is one of the only facilities of its type and size in North America to rely primarily on rainwater for its production. Although we do supplement the light our plants receive with LED lighting and high-pressure sodium lighting, our plants primarily grow using natural sunlight, requiring less energy per plant than indoor warehouse farms. There are several companies that sell farm management software for the CEA market. These software offerings have traditionally had limitations since they do not track many aspects of a farm’s operations and they are difficult to integrate with other enterprise information systems. Additionally, only a few of these software companies are either internally developing or collaborating with partners to offer robots that automate tasks ranging from crop forecasting to robotic harvesting. In these cases, the systems under development are limited in their design in that they are highly specialized for completing a single task on the farm. In contrast, our subsidiary, AppHarvest Technology, is developing software systems that can be applied to monitoring processes across a farm, are inter operable with complimentary information technologies, and will work in collaboration with a robotic farming platform that has been architected so that its core technology can be applied to accomplishing multiple tasks on the farm. With the acquisition of Root AI, Inc. (“Root AI”) in April 2021 (the “Root AI Acquisition”), we are an applied technology company, through our ATI subsidiary, which develops CEA technology solutions for internal use and potential sale to customers in the global CEA industry.

Government Regulation

We are subject to laws and regulations administered by various federal, state and local government agencies in the United States, such as FDA, the FTC, the EPA, the OSHA, and the USDA. These laws and regulations apply to the processing, packaging, distribution, sale, marketing, labeling, quality, safety, and transportation of our products, as well as our occupational safety and health practices.

Under various federal statutes and implementing regulations, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our products and the manufacturing, labeling, marketing, promotion, and advertising thereof.

Among other things, the facilities in which our products are grown, packed or processed may be required to register with the FDA (depending on specific growing, packing, and processing operations), comply with regulatory schemes including Standards for the Growing, Harvesting, Packing, and Holding of Produce for Human Consumption, Current Good Manufacturing Practice, Hazard Analysis, and Risk-Based Preventive Controls for Human Food and FDA and USDA labeling and marketing requirements, as amended by the Food Safety Modernization Act of 2011 (“FSMA”), the Organic Food Production Act, among other laws and regulations implemented by the FDA, the USDA, and other regulators. FSMA regulations are still being developed and implemented, including product traceability requirements recently proposed, which would be directly applicable to our products. The FDA and the USDA have the authority to inspect these facilities depending on the type of product and operations involved. The FDA and the USDA also require that certain nutrition and product information appear on its product labels and more generally, that its labels and labeling be truthful and non-misleading. Similarly, the FTC requires that our marketing and advertising be truthful, non-misleading, not deceptive to consumers, and not otherwise an unfair means of competition. We are also restricted by FDA and USDA from making certain types of claims about our products, including nutrient content claims, health claims, organic claims, and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless we satisfy certain regulatory requirements.

We are also subject to parallel state and local food safety regulation, including registration and licensing requirements for our facilities, enforcement of standards for our products and facilities by state and local health agencies, and regulation of our trade practices in connection with selling our products.

We are also subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our distributors and suppliers, are subject to various laws and regulations relating to environmental protection and worker health and safety matters.

Certified B Corporation

While not required by Delaware law or the terms of our amended and restated certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by an independent non-profit organization. As a result of this assessment, in December 2019, we were designated as a Certified B Corporation.

In order to be designated as a Certified B Corporation, companies are required to take a comprehensive and objective assessment of their positive impact on society and the environment. The assessment evaluates how a company’s operations and business model impact its workers, customers, suppliers, community and the environment using a 200-point scale. While the assessment varies depending on a company’s size (number of employees), sector and location, representative indicators in the assessment include payment above a living wage, employee benefits, stakeholder engagement, supporting underserved suppliers and environmental benefits from a company’s products or services. After completing the assessment, the independent organization that certified us as a Certified B Corporation will verify our score to determine if we meet the 80- point minimum bar for certification. The review process includes a phone review, a random selection of indicators for verifying documentation and a random selection of company locations for onsite reviews, including employee interviews and facility tours. Once certified, every Certified B Corporation must make its assessment score transparent on the independent organization’s website.

Acceptance as a Certified B Corporation and continued certification is at the sole discretion of the independent organization that certified us as a Certified B Corporation. To maintain our certification, we are required to update our assessment and verify our updated score with the independent organization every three years. We will need to update our current certification no later than December 30, 2022. Additionally, we were required to commit to re-certifying within 90 days following the closing of the Business Combination and to complete this recertification within one year following the closing of the Business Combination and are currently in the process of recertification.

Public Benefit Corporation

In connection with our Certified B Corporation status and as a demonstration of our long-term commitment to our mission, we have been a public benefit corporation under Delaware law since inception.

Under Delaware law, a public benefit corporation is required to identify in its certificate of incorporation the public benefit or benefits it will promote and its directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the corporation’s stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit or public benefits identified in the public benefit corporation’s certificate of incorporation. To date, there is limited case law involving public benefit corporations and the application of this and other distinct public benefit corporation requirements, which may create some uncertainty until additional case law develops.

Security holders should note, however, that Sections 361 and 365 of the Delaware General Corporation Law (“DGCL”) indicate that Delaware’s longstanding “business judgment rule” should apply to the balancing determinations required of public benefit corporation directors so long as directors remain informed and free of conflicts of interests. Similarly, a director’s ownership of or other interest in stock of the public benefit corporation will not, for purposes of Subsection XV, create conflict of interest on the part of the director with respect to the director’s decision implicating the balancing requirement in the public benefit corporation, except to the extent that such ownership or interest would create a conflict of interest if the corporation were not a public benefit corporation. We expect that, in large part, traditional Delaware corporation law principles and the application of those principles in case law — including those related to self-dealing, conflicts of interest, and the application of the business judgment rule — will continue to apply with respect to public benefit corporations.

As provided in our amended and restated certificate of incorporation, the public benefits that we promote, and pursuant to which we manage, are empowering individuals in Appalachia, driving positive environmental change in the agriculture industry, and improving the lives of our employees and the community at large. Public benefit corporations organized in Delaware are required to assess their benefit performance internally and to disclose to stockholders at least biennially a report detailing their success in meeting their benefit objectives. We will also consider the objectives and standards by which we will measure and report our public benefit performance in our public benefit corporation reports, including potential key performance metrics, and we have not made a final decision on such matters. We expect that we will conduct our own assessment of our benefit performance against the standards and metrics we develop, rather than having such performance conducted by a third party. We have completed a materiality assessment with an independent third party, designated our ESG metrics, and expect to report our first set of data in our Sustainability Report, which we expect to release in the first half of 2022.

Trademarks and Other Intellectual Property

Our intellectual property and proprietary rights are valuable assets and we rely on a combination of federal, state, common law and international rights in the jurisdictions to safeguard our intellectual property. Our trademarks and other proprietary rights are valuable assets that reinforce the distinctiveness of our brand to our consumers. We also have made, and have acquired, numerous patent applications. We believe our patents, trademarks, copyrights and domain names, and the protection of the underlying intellectual property, are important to our success. Accordingly, we own and have registered with the U.S. Patent and Trademark Office trademarks and patent applications that are important to our business, including our principal trademark, AppHarvest, and have several additional trademark applications pending, as well.

Further, in addition to our U.S. intellectual property portfolio, we also seek intellectual property protection in certain other jurisdictions where available and where we deem appropriate, and have undertaken numerous foreign patent application filings. We also rely on unpatented proprietary expertise and copyright protection. We aggressively protect our intellectual property rights by relying on trademark and copyright, as well as the use of use of nondisclosure, confidentiality, and intellectual property assignment agreements.

Employees and Human Capital Resources

As of December 31, 2021, we had approximately 500 full-time employees and approximately 130 independent contractors, all of whom are located in the United States. At December 31, 2021, our full-time workforce consisted of 37% female employees, which represented approximately 28.6% of management. Approximately 8.8% of our employees identified as a racial minority and represented 14.3% of management. None of our employees are represented by a labor union. We have never experienced a labor-related work stoppage. During the first quarter of 2022, we initiated a restructuring plan to reduce operating costs and improve profitability, which resulted in a decrease of our full-time employees by approximately 50.

Upholding diversity, equity and inclusion is not only the right moral and ethical policy, it also makes good business sense. We have made a particular commitment to second-chance/fair-chance employment. We work with community partners who help prepare those potential candidates for employment with us. To ensure a fair shot, our interviewers are never aware interviewees are from second-chance or fair-chance programs. From top to bottom, we aim to hire a team of people as diverse as our nation and then empower them as individuals.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity incentive plans are to attract, retain and motivate personnel through the granting of equity-based compensation awards, in order to increase stockholder value and the success of the company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

We encourage employees to engage with our mission in many ways. One avenue is through “Mission Day” paid leave hours. These hours are intended to be used towards activities related to the Company’s mission, including but not limited to community volunteering and involvement. Examples include volunteering at a food bank or an animal shelter, participating in community beautification projects, or tutoring kids. Each year, employees receive up to 16 hours of paid leave designated as Mission Days depending upon their date of hire.

Website Access to Reports

Our website is www.appharvest.com. We are subject to the informational requirements of the Exchange Act and file or furnish reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, proxy statements and other information with the SEC. We make copies of these reports and other information available free of charge through our website (under the heading “SEC Filings”) as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing, and the website addresses are provided only as inactive textual references.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Special Note Regarding Forward Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Summary of Risks Affecting Our Business

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our securities. These risks include, among others, the following:

•We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future. Our business could be adversely affected if we fail to effectively manage our future growth and liquidity.
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
•Any damage to or problems with our CEA facilities, or delays in land acquisition or construction, could severely impact our operations and financial condition.
•Mastronardi is currently our sole, exclusive marketing and distribution partner. We are highly dependent on this relationship, and impairment to or termination of this relationship could adversely affect our results of operations and financial condition.
•We depend on employing a skilled local labor force, and failure to attract, develop, and retain qualified employees could negatively impact our business, results of operations and financial condition.
•We could be adversely affected by a change in consumer preferences, perception and spending habits in the food industry, and failure to develop and expand our product offerings or gain market acceptance of our products could have negative effects on our business.
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
•Demand for our current and expected future products, which include tomatoes, salad greens, berries, and other produce, is subject to seasonal fluctuations and may adversely impact our results of operations in certain quarters.

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
•If we are unable to apply technology effectively in driving value for our clients through our technology-based platforms, our results of operations, client relationships and growth could be adversely affected.

Risks Related to Our Business and Industry

We have a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future. Our business could be adversely affected if we fail to effectively manage our future growth.

We incurred net losses of $166.2 million and $17.4 million during the years ended December 31, 2021 and 2020, respectively. We believe we will continue to incur net losses for the foreseeable future as we continue to invest in world-class technology to increase production and commercial sales of our products. There is no guarantee when, if ever, we will become profitable. We expect to expend substantial resources as we:

•complete the build-out of facilities for which building has commenced and begin construction on additional facilities;
•continue harvesting existing crops and plant and harvest new crops in our existing and future facilities;
•fulfill our obligations under our marketing and distribution agreement with Mastronardi;
•identify and invest in future growth opportunities, including the purchase or lease of land and new or expanded facilities;
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

The high-tech greenhouse agriculture business is extremely capital-intensive and we expect to expend significant resources to complete the build-out of facilities under construction, continue harvesting existing crops and plant and harvest new crops in our existing and future CEA facilities. These expenditures are expected to include working capital, costs of acquiring land, costs of acquiring and building out new facilities, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and mitigation of pest and plant disease outbreaks, and the cost of attracting, developing and retaining a skilled labor force, including local labor. In addition, other unanticipated costs may arise due to the unique nature of these CEA facilities and of production within the facilities at scale. We currently import many of the supplies and materials for greenhouse production and operations from abroad, including the construction materials for our CEA facilities and seeds for plants. Accordingly, we are subject to risk of fluctuation in exchange rates, which could cause unexpected increases in our costs and harm our financial position. In addition, our ability to execute on our growth strategy and CEA technology require significant additional financing.

We expect that our existing cash and credit available under our loan agreements will be sufficient to fund our planned operating expenses, capital expenditure requirements and any debt service payments through at least the next 12 months. However, our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than shares of our common stock (“Common Stock”), imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans.

We have an evolving business model, which increases the complexity of our business and makes it difficult to evaluate our future business prospects.

Our business model is continuing to evolve. We are primarily engaged in building a sustainable food company with a resilient and scalable ecosystem of applied technology greenhouses to serve the rapidly growing consumer demand for fresh, chemical-free, non-GMO fruits, vegetables and related value-added products in the U.S. We also intend to pursue additional CEA opportunities through partnerships with third parties, including opportunities outside of the U.S. With the Root AI Acquisition, we are also engaged in building an applied technology company, through our ATI subsidiary, which develops CEA technology solutions for internal use and for potential sale to customers in the global CEA industry. From time to time, we may continue to modify aspects of our business model relating to our products and services. We do not know whether these or any other modifications will be successful. The evolution of and modifications to our business model will continue to increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance and financial resources. Future additions to or modifications of our business model are likely to have similar effects. Further, any new products or services we offer that are not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We face risks inherent in the greenhouse agriculture business, including the risks of diseases and pests.

We are focused on building large-scale CEA facilities in Appalachia with the goal of providing quality domestic supply of fresh fruits and vegetables to nearly 70% of the U.S. population. We primarily grow two varieties of tomatoes at the Morehead CEA facility — tomatoes on the vine and beefsteak tomatoes — and expect to expand to other tomato varieties and other fruits and vegetables such as berries, peppers, cucumbers, and salad greens in the future at other facilities. As such, we are subject to the risks inherent in an agricultural business, such as insects, plant and seed diseases and similar agricultural risks, which may include crop losses, for which we are not insured; production of non-saleable products; and rejection of products for quality or other reasons, all of which may materially affect our operational and financial performance. Although our produce is grown in climate-controlled greenhouses, there can be no assurance that natural elements will not have an effect on the production of these products. In particular, plant diseases, such as root rot or tomato brown rugose fruit virus (“ToBRFV”), or pest infestations, such as whiteflies, can destroy all or a significant portion of our produce and could eliminate or significantly reduce production until we are able to disinfect the greenhouse and grow replacement tomatoes or other vegetables and fruits. ToBRFV is a virus affecting tomatoes, peppers and possibly other plants. Seed and transplant production are the most critical areas to identify the virus as contamination creates the risk of spreading to hundreds, if not thousands, of plants. ToBRFV can be transmitted mechanically and spread between plants or on contaminated tools, clothes or hands and mitigation efforts could require a complete facility clean out, including multiple sanitations with disinfectants known to be effective on the ToBRFV. ToBRFV may lead to reduced crop quality, ending a crop cycle early or clearing out a portion of a CEA facility or its entirety. In addition, delivery of tomato crops across the U.S-Mexico and U.S.-Canada borders encounters additional inspections due to ToBRFV and those crops may be denied entry.

Although we have taken, and continue to take, precautions to guard against crop diseases and pests, these efforts may not be sufficient. For example, in June 2021 and during the course of the fourth quarter of 2021, we experienced outbreaks of various pests and disease on certain of our plants. In response, we undertook several mitigation efforts, including the removal of plants, shortened growing periods of plants that were or may have been affected, and modifications to operational practices to eliminate or greatly reduce potential transmission vectors. These efforts adversely affected, and will continue to affect, yields for the 2021-2022 growing season at our Morehead facility. For the full 2022 fiscal year, we estimate that these mitigations efforts could lower our yields at the Morehead CEA facility in the range of 10% to 15% of our initial internal projections. In addition, diseases and pests can make their way into greenhouses from outside sources over which we have limited or no control. Diseases and pests can be inadvertently brought in by employees, from seed and propagation vendors and from the trucks that transport supplies to the greenhouse. Once a disease or pest is introduced, we will need to quickly identify the problem and take remedial action in order to preserve the growing season. Failure to identify and remediate any diseases or pests in a timely manner could cause the loss of all or a portion of our crop and result in substantial time and resources to resume operations. Crop losses as a result of these agricultural risks have and could continue to negatively and materially impact our business, prospects, financial condition, results of operations and cash flows.

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

Any damage to or problems with our CEA facilities, or delays in land acquisition or construction, could severely impact our operations and financial condition.

Any damage to or problems with the Morehead CEA facility or any other CEA facilities we build or use in the future, including defective construction, repairs, or maintenance, could have an adverse impact on our operations and business. We face risks including, but not limited to:

•Weather. Our operations may be adversely affected by severe weather including tornados, lightning strikes, wind, snow, hail and rain. A tornado, lightning strike, severe hailstorm or unusually large amount of precipitation could cause damage or destruction to all or part of our greenhouse or affect the ability of our workforce to get to or remain at the facility. We may be required to expend significant resources and time in mitigating damage to our crops, and such damage may not be covered by insurance. The impact of a severe weather event or natural disaster could result in significant losses and seriously disrupt our entire business.
•Water Supply. We irrigate our plants with rainwater, collected in a 10-acre on-site retention pond, eliminating the need for city water or well water. The pond is designed to be constantly aerated with nanobubble technology, which combats harmful algae blooms and cyanotoxins. Once rainwater is pumped into the facility from the pond, it enters a closed-loop irrigation system. The water is processed through a sand filter and then sanitized with UV light. This destroys viruses, bacteria and protozoa without the use of chemicals and with no unwanted disinfection by-products. Despite these precautions, there remains risk of contamination to our water supply from outside sources. Any contamination of the water in the retention pond could require significant resources to correct and could result in damage or interruption to our growing season.
•Energy Costs or Interruption. Although our plants primarily grow using natural sunlight, requiring less energy per plant than indoor warehouse farms, we do supplement the light our plants receive with LED lighting and high-pressure sodium lighting, which makes us vulnerable to rising energy costs. We have diesel generators to maintain energy supply in the case of an outage, but these generators would not be able to power the facility for any prolonged period of time and therefore outages could result in reduced crop yield. Rising or volatile energy costs may adversely impact our business, and our operations could be significantly affected by a prolonged power outage.

In addition, we have experienced and may continue to experience unexpected delays in building our CEA facilities for a variety of reasons, including limited financing, limited labor due to COVID-19 or other factors, unexpected construction problems or severe weather. For example, to incorporate design and other insights from construction of the 15-acre Berea salad greens facility and to maintain flexibility in the allocation of capital resources, we temporarily paused development of the 10-acre Morehead salad greens facility with construction expected to resume in 2022 for a 2023 delivery. If we experience significant unexpected delays in construction, we may have to limit or miss out on an entire growing season depending on the timing and extent of the delays, which could harm our business, financial condition and results of operations.

We depend on employing a skilled local labor force, and failure to attract, develop and retain qualified employees could negatively impact our business, results of operations and financial condition.

Agricultural operations are labor intensive, and the growing season for greenhouses is year-round. In general, each year, we plan to begin planting in August or September, grow and harvest the produce into June, July, or August and then remove plants and clean the greenhouse in August. These year-round operations depend on the skills and regular availability of labor in Appalachia.

We have rapidly hired in the region as we prepared to open our CEA facility and benefited from a strong network of employer assistance programs ready to help companies interested in locating in the region to provide jobs for its ready workforce. However, there is competition for skilled agricultural labor in the region, particularly from the cannabis, food, and distribution industries, and even if we are able to identify, hire and develop our labor force, there is no guarantee that we will be able to retain these employees. For example, we have observed an overall tightening and increasingly competitive local labor market. In order to forestall any potential labor shortfall, we have hired contract laborers from outside of the region to help complete our next harvest. If we are unable to hire, develop and retain a labor force capable of performing at a high-level, or if mitigation measures we take to respond to a deficit of adequate local labor, such as overtime and contract laborers, have unintended negative effects, our business results of operations and financial condition could be adversely affected. Further, the operation of CEA facilities requires unique skills, which may not be widely available in the regions where we operate. Any shortage of labor, lack of training or skills, or lack of regular availability could restrict our ability to operate our greenhouses profitably, or at all.

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

Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, government unemployment subsidies, including unemployment benefits offered in response to the COVID‐19 pandemic, and other government regulations. We have recently observed an overall tightening and increasingly competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base, including those caused by COVID‐19, or measures taken to address COVID-19, or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our greenhouse equipment and overall business.

If we are unable to hire, develop and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and contract laborers, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, including those caused by COVID‐19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our regulatory oversight and reporting obligations as a public company under the federal securities laws of the U.S. Our management’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Mastronardi is currently our sole, exclusive marketing and distribution partner. We are highly dependent on our relationship with Mastronardi, and impairment to or termination of this relationship could adversely affect our results of operations and financial condition.

Mastronardi is our exclusive marketing and distribution partner for all Products pursuant to the Mastronardi Morehead Agreement. Under the terms of the Mastronardi Morehead Agreement, we are responsible for growing, producing, packing and delivering all Products to Mastronardi, and Mastronardi is responsible for marketing, branding and distributing the Products to its customers. Mastronardi will sell the Products at market prices that are consistent with the best and highest prices available during the duration of the applicable growing season for like kind USDA Grade No. 1 products. Mastronardi will set the market price for the Products and will pay over to us the gross sale price of the Products sold by Mastronardi, less a marketing fee and Mastronardi’s costs incurred in the sale and distribution of the Products, which can fluctuate.

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

If we expand our growing acreage or operations in Kentucky or West Virginia, Mastronardi has a right of first refusal to be the exclusive distributor of any produce arising as a result of such expansion for the greater of ten years from the date of first commercial production of the additional products or the remainder of the term of the Mastronardi Morehead Agreement. In the event we or our affiliates engage in the business of growing fresh produce in a greenhouse in Kentucky and West Virginia, Mastronardi has the right to deem such New Grower Facility to be under an agreement with Mastronardi on the same material terms and conditions of the Mastronardi Morehead Agreement for a period of ten years. In December 2020, Mastronardi elected to deem our Richmond tomato facility and Berea salad greens facility to be New Grower Facilities.

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

•Consumer Preferences. We currently produce primarily tomatoes on the vine and beefsteak tomatoes. Although tomatoes are the second most popular fresh market vegetable per capita in the U.S., with per capita consumption increasing significantly in the past 40 years, there is no guarantee that tomatoes will continue to garner this popularity, that consumers will prefer the varieties of tomatoes grown by us, or that we will be successful in capturing a sufficient market share. If we are able to expand our product offerings to include other vegetables and fruits, such as cucumbers, peppers, salad greens, and berries, we will similarly be impacted by consumer preferences for such vegetables and fruits.
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
•Consumer Income. A general decline in the consumption of our products could occur at any time as a result of change in consumer spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship, inflation, or increased price sensitivity, which may be exacerbated by the effects of the COVID-19 pandemic or other events.

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

Our growth strategy includes the development of new CEA facilities and the expansion of our product line.

•New Controlled Agriculture Facilities. Our first CEA facility, which spans approximately 60 acres, opened its first 30 acres of growing space in Morehead, Kentucky in October 2020, with the remainder becoming operational in March 2021 and production beginning in May 2021. We have begun construction on our next four facilities in Berea, Richmond, Somerset and Morehead. In October 2020, we announced that we had broken ground at the facility in Richmond. The facilities will include 60 acres of growing space for tomatoes on the vine at the Richmond tomato facility and 15 acres of salad greens at the Berea salad greens facility. Both new facilities are expected to be operational by the end of 2022. In the second quarter of 2021, we began construction of the 30 acre Somerset facility to grow berries and a 10 acre salad greens facility at the Morehead salad greens facility. For risks related to delays in construction of our CEA facilities, please see the risk factor “Any damage to or problems with our CEA facilities, or delays in construction, could severely impact our operations and financial condition.” From time to time, we enter into other agreements to purchase, or options to purchase, additional properties for potential development. We expect to develop additional CEA facilities only after obtaining the necessary capital, assuming, among other things, that we are able to obtain necessary capital when needed and on acceptable terms.

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

•New Product Lines. We aspire to develop a leading fruit and vegetable brand widely known for its sustainable practices. We plan to leverage our strong mission to build an iconic brand recognized and revered by a loyal customer base that values a sustainable homegrown food supplier. We have built a direct-to-consumer e-commerce platform that we expect will power our direct-to-consumer and value-added products businesses. The platform utilizes Shopify to manage our e-commerce business and Bluegrass Integrated Communications for our logistics and storage needs. We successfully launched and sold out our first value-added product, salsa, in 2021, and we expect to leverage this platform as we continue to refine and grow our value-added products strategy in the future, depending on the availability of financing on acceptable terms. We have paused the sale and development of our salsa and other products in 2022. The three farms expected to be operational in 2022 should provide us a significantly larger volume of produce from which to derive value-added and direct-to-consumer products when expected sales and development resume. Accordingly, we plan to spend time and resources developing capacity for larger-scale production that we believe will enable us to secure financing and permit us to relaunch our value-added products at a larger scale in the future.

We may not be able to implement our growth strategy successfully. Our sales and operating results will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

Failure to adequately manage our planned growth strategy may harm our business or increase our risk of failure.

For the foreseeable future, we intend to pursue a growth strategy for the expansion of our operations through increased product development and marketing. Our ability to rapidly expand our operations will depend upon many factors, including our ability to work in a regulated environment, establish and maintain strategic relationships with suppliers, and obtain adequate and necessary capital resources on acceptable terms. Any restrictions on our ability to expand may have a materially adverse effect on our business, results of operations, and financial condition. Accordingly, we may be unable to achieve our targets for sales growth, and our operations may not be successful or achieve anticipated operating results.

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

We build CEA facilities that are dependent on a number of key inputs and their related costs including materials such as steel and glass and other supplies, as well as electricity and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition and operating results. We have entered into a direct contractual relationship with Dalsem for the construction of our Richmond tomato facility and Berea salad greens facility and Dalsem also provides significant construction services for the Morehead CEA facility. We have also entered into a direct contractual relationship with Havecon for the construction of our Somerset facility. If Dalsem or Havecon encounter unexpected costs, delays or other problems in building these CEA facilities, our financial position and ability to execute on our growth strategy could be negatively affected. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.

The price of production, sale and distribution of these goods may fluctuate widely based on the impact of numerous factors beyond our control including international, economic and political trends, transportation disruptions, inflation, global or regional consumptive patterns, speculative activities and increased production due to new production and distribution developments and improved production and distribution methods. In addition, we import substantially all of the construction materials used to build the CEA facilities. The use of third-party import services can cause logistical problems, unexpected costs and delays in facility construction, which we cannot directly control. Any prolonged disruption of third-party delivery and shipping services could negatively affect our facility building schedule. Rising costs associated with third-party transportation services used to ship materials may also adversely impact our building schedule and crop season planning, and more generally our business, financial condition, results of operations and prospects.

The COVID-19 pandemic continues to impact worldwide economic activity, and the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions in response, such as closures or other restrictions on the conduct of business operations of manufacturers, suppliers and vendors, which are creating disruption in global supply chains. The increased global demand on shipping and transport services may cause us to experience delays in the future, which could impact our ability to obtain materials or build our greenhouses in a timely manner. These factors could otherwise disrupt our operations and could negatively impact our business, financial condition and results of operations.

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
Our first CEA facility in Morehead, Kentucky partially opened in October 2020, marking the beginning of our first growing season. The Morehead CEA facility was completed in March 2021 and we concluded our first growing season in August 2021. We recently completed planting our second crop in September 2021 and the harvest of the new crop commenced in the fourth quarter of 2021. As a result, our ability to accurately forecast future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. In future periods, net sales growth could slow or net sales could decline for a number of reasons, including plant diseases or pest infestations, slowing demand for our products, increasing competition, a decrease in the growth of the overall market, or our failure, for any reason, to take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and future net sales growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

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

Demand for our current and expected future products, which include tomatoes, berries, peppers, cucumbers, other vine produce, and salad greens is subject to seasonal fluctuations and may adversely impact our results of operations in certain quarters.

Demand for our current and expected future products, which include tomatoes berries, peppers, cucumbers, other vine produce, and salad greens fluctuates and tends to be greater during the summer months. As a result, comparisons of our sales and operating results between different quarters within a single fiscal year may not necessarily be meaningful comparisons. If we are not correct in predicting demand and planning our growing seasons accordingly, we may experience a supply and demand imbalance, which could adversely impact our results of operations.

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

We have in the past acquired products, technologies and businesses from other parties, such as our recent acquisition of Root AI in April 2021, and we may choose to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions, including the Root AI Acquisition, involve many risks, including the following:

•an acquisition may negatively affect our financial results because it may require us to incur charges (including impairment charges) or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
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

For example, we recently incurred an after tax expense of $59.7 million related to the full impairment of the goodwill and definite lived technology intangibles acquired with Root AI. The occurrence of any of these risks could have an adverse effect on our business operations and financial results. In addition, we may only be able to conduct limited due diligence on an acquired company’s operations. Following an acquisition, we may be subject to unforeseen liabilities arising from an acquired company’s past or present operations and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any unforeseen liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition.

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

Our operations are subject to extensive regulation by the FDA and other federal, state and local authorities. Specifically, we are subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of food. Under this program, the FDA requires that facilities that grow, pack, and/or process food products comply with a range of requirements, including standards for the growing, harvesting, packing, and holding of produce, hazard analysis and preventative controls regulations, current good agricultural practices, or GAPs, current good manufacturing practices, or GMPs, and supplier verification requirements. Our processing facilities are subject to periodic inspection by federal, state and local authorities. If we cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA or others, we may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products or could result in a recall of our product that have already been distributed. If the FDA or a comparable foreign regulatory authority determines that we have not complied with the applicable regulatory requirements, our business may be materially impacted.

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

We limit the use of chemical pesticides in accordance with our Chemical Pesticide Policy. Any use of chemical pesticides, as defined in our Chemical Pesticide Policy, to address any pests incidents will be disclosed, as stated in that policy, in our annual sustainability report. In any such circumstance we would use, to the extent practicable, the chemical pesticide with the lowest human toxicity, and apply such substance in a manner designed to eliminate or minimize pesticide residue on our products. Chemical pesticide use may cause reputational harm and could adversely affect our business, prospects, financial condition and operating results. We use biopesticides and biofungicides as a part of an integrated crop management program whereby cultural controls are used to limit pesticide intervention. Biopesticides and biofungicides are only used where no other control step is practicable. From time to time, we use ethephon-based products, considered organophosphate pesticides by the United States EPA, as plant growth regulators to facilitate even ripening of tomatoes on the vine. The federal environmental laws to which our operations are, or may be, subject include the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) and regulations thereunder, which regulate pesticides; the Clean Air Act (CAA) and regulations thereunder, which regulate air emissions; the Clean Water Act (CWA) and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act (RCRA) and regulations thereunder, which regulate the management and disposal of hazardous and non-hazardous solid wastes; and the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and regulations thereunder, known more commonly as “Superfund,” which impose liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under OSHA and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state and local laws and regulations may also apply.

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

If we are unable to apply technology effectively in driving value for our clients through our technology-based platforms, our results of operations, client relationships and growth could be adversely affected.

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by digital disruption and developments in technology. These may include new robotics and automation products which we seek to introduce as turnkey CEA technology solutions. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants such as technology companies and others. These new entrants are focused on using technology and innovation, including artificial intelligence, to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. If we fail to develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards, our value proposition and operating efficiency could be adversely affected. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. Our ability to build our technology depends on obtaining necessary capital when needed and on acceptable terms, which we may not be able to secure. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our results of operations, client relationships, growth and compliance programs.

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

We applied for and received various government grants and incentives in connection with building the Morehead CEA facility, and we may in the future apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support sustainable agriculture. Our ability to obtain funds or qualify for incentives from government or other sources is subject to availability of funds under applicable programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining or qualifying for any of these additional grants, loans and other incentives, and failure to obtain or qualify for these grants, loans and other incentives could have a negative effect on our operating costs and ability to open additional greenhouses.

If our estimates or judgments relating to our critical accounting estimates prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes appearing elsewhere in this Annual Report. We base our estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of net sales and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the useful lives of fixed assets, the valuation of instruments issued for financing and stock-based compensation, and income taxes, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our securities.

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

Further, the COVID-19 pandemic may impact customer and consumer demand. There may be significant reductions or volatility in consumer demand for our products due to the temporary inability of consumers to purchase these products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending, inflation or pantry-loading activity, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations and future growing seasons.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Failure to maintain effective internal control over financial reporting could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

The valuation of our Private Warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).
At December 31, 2021, there were 13,241,717 warrants to purchase Common Stock outstanding, consisting of 10,906,409 public warrants (“Public Warrants”) and 2,335,308 private warrants (“Private Warrants” and together with Public Warrants, “Warrants”). The Private Warrants are held by the Novus initial stockholders. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. As further outlined in the Notes to our consolidated financial statements, the Private Warrants are classified as a liability and remeasured at fair value at each reporting date. The change in fair value of our Private Warrants is the result of changes in stock price and the number of warrants outstanding at each reporting period. The change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding Private Warrants issued in connection with Novus’s IPO. Significant changes in our stock price or number of Private Warrants outstanding may adversely affect our net income (loss) in our consolidated statements operations.

Concentration of ownership among our executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of December 1, 2021, our affiliates, executive officers, directors and their respective affiliates as a group beneficially owned approximately 34.6% of our outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, appointment and removal of officers, any amendment of the amended and restated certificate of incorporation and approval of mergers and other business combination transactions requiring stockholder approval, including proposed transactions that would result in our stockholders receiving a premium price for their shares and other significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “APPH” and “APPHW,” respectively. To maintain the listing of our common stock on Nasdaq, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5.0 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) of at least $15.0 million and a total market value of listed securities of at least $50.0 million. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

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

The following factors, in addition to other factors described in this “Risk Factors” section and included elsewhere in this Annual Report, has and may have a significant impact on the market price of our securities:

•threatened or actual litigation or government investigations;
•additional sales of our securities by us, our directors, executive officers or principal stockholders;
•our operating and financial performance, quarterly or annual earnings relative to similar companies;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•the occurrence of severe weather conditions and other catastrophes;
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

From time to time, we may be party to various claims and litigation proceedings. For example, in September 2021, a putative securities class action complaint was filed against us and certain of our officers. The case is still pending. See Part II, Item 8. Note 11 - Commitments and Contingencies of our consolidated financial statements included elsewhere in this Annual Report for more information. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.

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

To the extent our Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by our stockholders could increase the volatility of the market price of Common Stock or adversely affect the market price of Common Stock.

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

In addition, we have filed a registration statement on Form S-8 under the Securities Act registering the issuance of approximately 17.4 million shares of Common Stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements, exercise of options, and settlement of restricted stock units.

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

You will be diluted by any exercises of outstanding Warrants and outstanding options, settlement of outstanding restricted stock units, and/or the sale and issuance of our Common Stock pursuant to the Purchase Agreement with B. Riley Principal Capital. In addition, we may issue additional shares of Common Stock or other equity securities convertible into Common Stock without your approval, which would dilute your ownership interests and may depress the market price of the Common Stock.

As of December 31, 2021, we had 13,241,717 Warrants, 2,808,482 options, and 6,324,944 restricted stock units outstanding. The exercise of such Warrants or options, and the settlement of such restricted stock units, will result in dilution of your investment and could negatively impact the market price of our Common Stock.

On December 15, 2021, we entered into a common stock purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley Principal Capital”) pursuant to which B. Riley Principal Capital committed to purchase up to $100 million of our Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement. See Note 15 - Common Stock to our consolidated financial statements for additional information. The shares of our Common Stock that may be issued under the Purchase Agreement may be sold by us to B. Riley Principal Capital at our discretion from time to time over an approximately 24-month commencing on the Commencement Date, as defined in the Purchase Agreement. We may ultimately decide to sell all, some, or none of the shares of our Common Stock that may be available for us to sell to B. Riley Principal Capital pursuant to the Purchase Agreement. The purchase price for the shares that we may sell to B. Riley Principal Capital under the Purchase Agreement will fluctuate based on the price of our Common Stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our Common Stock to fall.

If and when we do sell shares to B. Riley Principal Capital, after B. Riley Principal Capital has acquired the shares, B. Riley Principal Capital may resell all, some, or none of those shares at any time or from time to time in its discretion. Therefore, sales to B. Riley Principal Capital by us could result in substantial dilution to the interests of other holders of our Common Stock. Additionally, the sale of a substantial number of shares of our Common Stock to B. Riley Principal Capital, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a price that we might otherwise wish to effect sales.

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

Our success and future growth depend largely upon the continued services of our executive officers as well as other key employees. These executives and key employees have been primarily responsible for determining the strategic direction of the business and executing our growth strategy and are integral to our brand, culture and reputation with distributors and others in the industry. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. The loss of one or more of executive officers, or the failure by the executive team to effectively work with employees and lead the company, could harm our business.

We will continue to incur significant costs as a result of operating as a public company, and our management will continue to devote substantial time to compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, particularly since we are now a large accelerated filer and are no longer a smaller reporting company after December 31, 2021. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to continue to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and make some activities more time- consuming and costly. The increased costs may increase our net loss. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage as we did prior to becoming a public company. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in future uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as our executive officers.

Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the U.S. Internal Revenue Service (the “IRS”) with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) has already modified certain provisions of the Tax Act. In addition, under the current U.S. presidential administration and in certain proposals under consideration in Congress (which have not yet been enacted), comprehensive federal income tax reform has been proposed, including an increase in the U.S. Federal corporate income tax rate, elimination of certain investment incentives, and a more than doubling of U.S. residual taxation of non-U.S. earnings. While these proposals are likely to change during the legislative process if enacted at all, their impact could nonetheless be significant. Such tax law changes could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation.

While it is too early to assess the overall impact of these potential changes, as these and other tax laws and related regulations are revised, enacted, and implemented, our financial condition, results of operations, and cash flows could have a material adverse impact.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the business combination or other ownership changes.

We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $118.0 million.
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

As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of shares of our common stock.

Pursuant to Section 404 of the Sarbanes Oxley Act (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and refine and revise a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404.

If we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access to the capital markets.

In addition, effective disclosure controls and procedures enable us to make timely and accurate disclosure of financial and non-financial information that we are required to disclose. As a public company, if our disclosure controls and procedures are ineffective, we may be unable to report our financial results or make other disclosures accurately on a timely basis, which could cause our reported financial results or other disclosures to be materially misstated and result in the loss of investor confidence and cause the market price of shares of our common stock to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company has corporate offices in Lexington, Kentucky, CEA facilities in Kentucky and a research and development facility in Massachusetts.

As of December 31, 2021, the Company had the following facilities:

Type	Location	Owned/Leased	Approximate Size[1]	Notes
Corporate offices	Lexington, Kentucky	Leased	22,000 sqft
Morehead CEA facility	Morehead, Kentucky	Owned	366 acres	CEA facility is fully operational
Berea salad greens facility	Berea, Kentucky	Owned	40 acres	Approximately 68% complete
Richmond tomato facility	Richmond, Kentucky	Owned	252 acres	Approximately 65% complete
Somerset facility	Somerset, Kentucky	Owned	173 acres	Approximately 55% complete
Morehead salad green facility	Morehead, Kentucky	Owned	200 acres	Development paused
AppHarvest Technology, Inc.	Burlington, Massachusetts	Leased	20,000 sqft

1For CEA facilities this is the land parcel size and not the size of the greenhouse

Item 3. Legal Proceedings
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, depending on the nature and timing of a given dispute, an unfavorable resolution could materially affect our current or future results of operations or cash flows. For a description of our legal proceedings, see Note 11 - Commitments and Contingencies of our consolidated financial statements included elsewhere in this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

Part II
Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock and warrants are traded on The Nasdaq Stock Market LLC under the symbols “APPH” and “APPHW”, respectively.

Holders of Common Stock

As of December 31, 2021, we had 140 holders of record of our common stock and 21 holders of record of our separately traded warrants. This number does not reflect the beneficial holders of our securities who hold shares in street name through brokerage accounts or other nominees. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

Recent Sales of Unregistered Securities

In December 2021, we entered into the Purchase Agreement with B. Riley Principal Capital, pursuant to which we have a right to sell to B. Riley Principal Capital, up to the lesser of (i) $100 million of newly issued shares of our Common Stock and (ii) Exchange Cap, which is 20,143,404 shares of Common Stock, from time to time during the two-year term of the purchase agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
10/01/2021-10/31/2021	17,573	$5.53	—	—
11/01/2021-11/30/2021	3,670	5.71	—	—
12/01/2021-12/31/2021	123,589	5.25	—	—

1A total of 144,832 shares of Common Stock were repurchased in the fourth quarter of 2021 related to shares withheld to satisfy employee tax withholding obligations in association with the vesting of restricted stock units. These shares were not repurchased as part of a publicly announced plan or program.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this Annual Report on Form 10-K.
Overview
We were founded on January 19, 2018. Together with our subsidiaries, we are an applied agricultural technology company in Appalachia developing and operating some of the world’s largest high-tech indoor farms, which are designed to grow non-GMO produce, free of or with minimal chemical pesticide residues, use primarily rainwater, and produce significantly higher yields than those yields achieved by traditional agriculture on the same amount of land. We combine conventional agricultural techniques with cutting-edge technology, including artificial intelligence and robotics, to improve access to nutritious food, farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.

Prior to October 2020, our operations were limited to the “start-up” concerns of organizing and staffing, business planning, raising capital, and acquiring and developing properties for CEA. In October 2020, we partially opened our first CEA facility in Morehead, Kentucky (the “Morehead CEA facility”), which we estimate can cultivate approximately 720,000 tomato plants with an approximate yield of 40 million pounds per year. We harvested our first crop of beefsteak tomatoes and tomatoes on the vine in January 2021 and March 2021, respectively. In May 2021, we opened production of the full 60 acres at the Morehead CEA facility and, in August 2021, concluded the first harvest. We completed planting of our second crop at the Morehead CEA facility in September 2021, and began harvest of the crop in the fourth quarter of 2021.

We have begun construction of four more CEA facilities, including those located in Berea, Kentucky (the “Berea salad greens facility”) and Richmond, Kentucky (the “Richmond tomato facility”). As of the date hereof, construction on the Berea salad greens facility is approximately 68% complete; the Richmond tomato facility is approximately 65% complete. Both CEA facilities are expected to be fully operational by the end of 2022. Groundbreakings for two more CEA facilities occurred in June 2021 in Somerset, Kentucky (the “Somerset facility”) and Morehead, Kentucky (the “Morehead salad green facility”). The Somerset facility is intended to grow berries, and the Morehead salad green facility, which is located adjacent to the Morehead CEA facility, is intended to grow salad greens. The Somerset facility is approximately 55% complete and expected to be operational by the end of 2022. To incorporate design and other insights we gained from construction of the Berea salad greens facility, and to maintain flexibility in the allocation of capital resources, we have temporarily paused development of the Morehead salad green facility, with construction now expected to resume in 2022 and be operational in 2023. We expect to have four CEA facilities operational by the end of 2022, with approximately 165 acres under production. We expect to develop additional CEA facilities only after obtaining the necessary capital, assuming, among other things, that we are able to obtain necessary capital when needed and on acceptable terms. For a discussion of our future funding requirements, please refer to the section titled “Risk Factors,” “We will require significant additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our operations and future growth.”

In April 2021, we acquired Root AI, Inc. (“Root AI”) (now AppHarvest Technology, Inc.) (the “Root AI Acquisition”), an artificial intelligence and robotics company, including their team with experience in CEA next generation technology. The acquisition of Root AI is expected to provide us with a baseline for harvesting support while helping evaluate crop health, predict yield, and optimize overall operations in existing CEA facilities. The benefits include fully developed technology, in the form of software and hardware, that can be programmed for utilization and optimization and a skilled workforce to assist with ongoing upgrades of the artificial intelligence. With the Root AI Acquisition, we are developing CEA technology solutions for internal use and also for potential sale to customers in the global CEA industry.

The Company is organized as a single operating segment. Substantially all of the assets and operations of the Company are located in the United States.

Environmental, Social and Governance (“ESG”)

AppHarvest is both a public benefit corporation (“PBC”) and a certified B Corporation because we believe in collective benefit over individual gain. We believe growing healthy fruits and vegetables are good business, and new technologies can deliver cleaner produce with safer growing methods, which we believe benefits all stakeholders. We are all in this together, for good.

Public benefit corporations are for-profit corporations and, under Delaware law, our directors have a duty to balance the financial interests of stockholders, the best interests of those materially affected by our conduct (including our stockholders, employees, communities, customers and suppliers), and the specific public benefits identified in our second amended and restated certificate of incorporation (the “amended and restated certificate of incorporation”) when making decisions. Our amended and restated certificate of incorporation includes three specific public benefit goals:

•Goal 1 Drive positive environmental change in agriculture
•    Goal 2 Empower individuals in Appalachia
•    Goal 3 Improve the lives of our employees and the communities in which we operate

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

While our PBC charter-specific goals broadly relate to our corporate purpose and inform all other ESG efforts, our materiality assessment (which also incorporates Sustainability Accounting Standards Board standards, now the Value Reporting Foundation) and B Corporation assessment will inform our specific ESG strategies. Our ESG key performance indicators (“KPIs”) will align with our material issues to measure our progress. Our first full year of operations ending on December 31, 2021 will serve as our baseline year for reporting ESG KPIs.

More information on our key ESG programs, goals and commitments, and key metrics can be found in our 2020 sustainability report, which is available on our website https://www.appharvest.com/. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this Annual Report.

While we believe all of our ESG goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there is no guarantee or promise that they will be met or that they will not hinder financial or operational performance.
Morehead Facility
On April 15, 2019, we entered into a mortgage loan with Equilibrium Controlled Environment Foods Fund, LLC (together with its affiliates, “Equilibrium”) to finance our purchase of land from a third party in Morehead, Kentucky (the “Morehead Land”). The loan had a principal balance of $3.5 million and bore interest at 8.00% per year.
On May 13, 2019, the Company entered a series of agreements with Equilibrium, resulting in the sale of the legal entity that was established to purchase the Morehead Land. The net assets of the entity sold to Equilibrium included the land, related permitting and the mortgage note owed to Equilibrium. On that same date, the Company also entered into a Master Lease Agreement (the “Master Lease Agreement”) with Morehead Farm LLC (“Morehead Farm”) for an indoor controlled agriculture facility on a portion of the Morehead Land (the “Morehead CEA Facility”). The Master Lease Agreement had an initial term of 20 years commencing at substantial completion of construction and included a ground lease for the Morehead Land. In October 2020, the Company took occupancy of the completed portion of the Morehead Facility, resulting in lease commencement under the Master Lease Agreement. Lease payments under the Master Lease Agreement consisted of a base rent calculated as a percentage of defined construction costs, certain non-lease costs and rent based on gross revenues generated from the Morehead Facility. Equilibrium maintains an option to sell, and the Company is required to purchase, any excess land not otherwise utilized by the construction of the Morehead Facility at a price equal to the original cost of acquisition. During the term of the Master Lease Agreement, the Company has a right of first refusal to purchase the Morehead Land. The Company has accounted for the transfer of the Morehead Land to Equilibrium in 2019 as a financing transaction.
On March 1, 2021, we closed on the Membership Interest Purchase and Sale Agreement with Equilibrium that we entered into in December 2020, pursuant to which we purchased from Equilibrium 100% of the membership interests in Morehead Farm (the “Membership Interest Purchase and Sale Agreement”). The purchase price for Morehead Farm was approximately $125 million, which was equal to a multiple of Equilibrium’s cost to acquire, develop and construct the Morehead facility. At closing, Morehead Farm, a subsidiary of Equilibrium that owns the Morehead facility, became our wholly owned subsidiary. Concurrent with the closing of the Membership Interest Purchase and Sale Agreement, the Master Lease Agreement and ancillary agreements related thereto, were terminated. As a result, the closing date balances of $66.5 million for the financing obligation related to construction in progress assets and $58.8 million for the finance lease liability related to the completed portion of the Morehead CEA facility were settled and de-recognized from our consolidated balance sheet.

On May 12, 2020, the Company entered into a loan agreement with Equilibrium, a related party, at that time, to finance the purchase of equipment to be used in the Company’s operations in Morehead, Kentucky. The loan agreement had an original principal balance of $2.0 million and an interest rate of 9.5% per year. Upon establishment of the finance lease liability for the Morehead CEA facility lease in October, 2020, the principal balance of the loan was extinguished and added to the future base rent calculation to be paid over the term of the lease liability, which was settled and de-recognized as described above. The original proceeds from the loan are included in the financing section of the statement of cash flows as of December 31, 2020.

Factors Affecting Our Financial Condition and Results of Operations
We have expended, and expect to continue to expend, substantial resources as we:
•continue the build-out of the four CEA facilities currently under construction in Richmond, Berea, Somerset and Morehead, Kentucky and invest in additional CEA facilities in the future;

•continue our current growing season, which began in August 2021, and plant and harvest new crops in our future growing seasons;
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

While the legal acquirer in the Business Combination Agreement was AppHarvest, Inc. (formerly Novus), for financial accounting and reporting purposes under United States generally accepted accounting principles (“GAAP”), Legacy AppHarvest was the accounting acquirer as the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the issuance of stock by AppHarvest, Inc. (formerly Novus), for the stock of Legacy AppHarvest) did not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of Legacy AppHarvest. Accordingly, the consolidated assets, liabilities and results of operations of Legacy AppHarvest became the historical consolidated financial statements of the combined company. Operations prior to the Business Combination are presented as those of Legacy AppHarvest. The net assets of AppHarvest, Inc. were recognized at historical cost (which was consistent with carrying value), with no goodwill or other intangible assets recorded upon execution of the Business Combination.

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

On September 28, 2020, we entered into a convertible promissory note with Inclusive Capital Partners Spring Master Fund, L.P., a related party, to finance capital investments and operating needs with a principal balance of $30.0 million. Upon completion of the Business Combination, the outstanding principal and unpaid accrued interest due on the convertible note was converted into an aggregate of 3.2 million shares of Common Stock in accordance with the terms of the agreement terms, and such converted convertible note was no longer outstanding and ceased to exist, and any liens securing obligations under the convertible note were released.

As a consequence of the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. During 2021, we incurred additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.
Key Components of Statement of Operations

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP measures, such as Adjusted EBITDA, to understand and evaluate our core operating performance. We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense or benefit, depreciation and amortization, adjusted to exclude: goodwill and intangible impairment expense, stock-based compensation expense, Business Combination transaction-related costs, reorganization costs, remeasurement of warrant liabilities, Root AI Acquisition related costs and certain other non-core items. We believe this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP measure for trend analyses and for budgeting and planning purposes.

We believe that the use of this non-GAAP financial measure provides an additional tool for investors to use in evaluating operating results and trends. Other similar companies may present different non-GAAP measures or calculate similar non-GAAP measures differently. Management does not consider this non-GAAP measure in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of this non-GAAP financial measure is that it excludes significant expenses that are required to be presented in our GAAP financial statements. Because of this limitation, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP.

Net sales

Prior to the year ended December 31, 2021, we had not yet generated sales. Substantially all of our net sales in 2021 are generated from the sale of tomatoes under an agreement with one customer, Mastronardi. Net sales include revenues earned from the sale of our products, less commissions, shipping, distribution and other costs incurred as defined in our customers agreement.

Cost of Goods Sold

Prior to the year ended December 31, 2021, we had not incurred cost of goods sold as we did not have operations prior to this period. Cost of goods sold (COGS) consists of expenses incurred related to the production of inventory sold to customers.
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

Goodwill and Intangible Impairment

During the year ended December 31, 2021, we recorded goodwill impairment expense and other intangible impairment expense of $59.9 million, for a non-cash charge of $59.7 million, net of tax of $0.2 million, to fully impair the carrying value of goodwill and definite lived intangible assets included in our acquisition of Root AI. The impairment reflects current market valuations and strategic investment requirements as we continue to develop commercial technologies through AppHarvest Technology, Inc.

Interest Expense

Interest expense for the year ended December 31, 2021 primarily relates to long-term debt to help finance the construction of our CEA facilities and has been capitalized as a component of the cost of those facilities. Interest expense from related parties for the year ended December 31, 2020 primarily relates to the finance lease and financing obligation for the Morehead CEA facility which were settled upon purchase of Morehead Farm on March 1, 2021 and the convertible note that was converted to Common Stock upon completion of the Business Combination on January 29, 2021. See Note 9 - Note Payable with a Related Party and Note 10 - Debt to our consolidated financial statements included elsewhere in this Annual Report.
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table sets forth our historical operating results for the periods indicated:

	Year Ended December 31,
	2021	2020	$ Change
(Dollars in thousands)
Net sales	$9,050	$—	$9,050
Cost of goods sold	41,938	—	41,938
	(32,888)	—	(32,888)
Operating expenses:
Selling, general and administrative expenses	107,245	16,471	90,774
Goodwill and other intangible asset impairment	59,901	—	59,901
Total operating expenses:	167,146	16,471	150,675
Loss from operations	(200,034)	(16,471)	(183,563)
Other income (expense):
Development fee income from a related party	—	406	(406)
Interest expense from related parties	(658)	(1,423)	765
Change in fair value of Private Warrants	35,047	—	35,047
Other	448	49	399
Loss before income taxes	(165,197)	(17,439)	(147,758)
Income tax expense	(989)	(9)	(980)
Net loss	$(166,186)	$(17,448)	$(148,738)

Reconciliation of GAAP to Non-GAAP
The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted EBITDA:

	Year Ended December 31,
	2021	2020	$ Change
(Dollars in thousands)
Net loss	$(166,186)	$(17,448)	$(148,738)
Interest expense from related parties	658	—	658
Interest income	(277)	(31)	(246)
Income tax expense	989	9	980
Depreciation and amortization expense	10,794	176	10,618
EBITDA	(154,022)	(17,294)	(136,728)
Goodwill and other intangible asset impairment	59,901	—	59,901
Change in fair value of Private Warrants	(35,047)	—	(35,047)
Stock-based compensation expense	40,910	154	40,756
Issuance of common stock for commitment shares	1,006	—	1,006
Transaction success bonus on completion of Business Combination	1,500	—	1,500
Reorganization costs	946	—	946
Business Combination transaction costs	13,883	—	13,883
Root AI Acquisition costs	1,032	—	1,032
Adjusted EBITDA	$(69,891)	$(17,140)	$(52,751)

The following sections discuss and analyze the changes in the significant line items in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Net Sales
Net sales for the year ended December 31, 2021 were $9.1 million for 18.3 million pounds of tomatoes, compared to $0.0 million for the prior year, with the increase due to the sale of tomatoes produced in the abbreviated first growing season at our Morehead CEA facility, which concluded in August 2021, and the sale of tomatoes from the second crop, which we began harvesting in October 2021. Net sales for the year ended December 31, 2021 were adversely impacted by labor and productivity investments associated with the training and development of the new workforce at the Morehead CEA facility and low market prices for tomatoes through the end of the first harvest, which rebounded in the fourth quarter. Full year 2021 sales also reflect the lack of production during the tear-out of the first season crop, annual clean-up of the Morehead CEA facility, and planting of the second crop, which began harvesting in October 2021. The labor and productivity challenges resulted in lower than expected net sales due to lower overall No. 1-grade production yields, including the impact of higher related distribution and shipping fees. We have implemented a data-driven approach, leveraging performance management to drive accountability, to enhance our training programs to improve productivity, and to implement a new supply chain process. While we have seen and expect continuous improvement in our overall No. 1-grade production due to these operational improvements, we continue with mitigation efforts related to the occurrence of plant disease, which has required the removal of certain plants resulting in shortened growing periods, as well as modifications to operational practices. We estimate that these mitigations efforts could lower our yields at the Morehead CEA facility in the range of 10% to 15% of our initial internal projections for full year 2022 results.

Cost of Goods Sold

COGS for the year ended December 31, 2021 was $41.9 million compared to $0.0 million for the prior year. COGS includes the inventory production costs incurred for labor, overhead and materials as we ramped up production at our Morehead CEA facility through the first and second growing seasons in 2021. COGS was negatively impacted by labor and productivity investments associated with the training and development of the new workforce at the Morehead CEA facility, costs associated with the summer refresh and planting of the second crop as described above, and tightening of availability of local labor.

Selling, General, and Administrative Expenses
SG&A for the year ended December 31, 2021 was $107.2 million compared to $16.5 million for the prior year. The $90.8 million increase was primarily due to stock-based compensation expense, payroll and related costs due to a higher headcount, transaction costs related to the Business Combination, including a one-time charge due to the completion of the Business Combination, and professional services and legal fees including accounting and other consulting fees related to becoming a public company and the Root AI Acquisition. These costs also include approximately $1.0 million of start-up costs related to the pre-commencement commercial activities for tomatoes on the vine at the Morehead CEA Facility. We expect that the restructuring plan initiated in the first quarter of 2022 will decrease our annualized SG&A by approximately $16 million.

Goodwill and Intangible Asset Impairment

During the year ended December 31, 2021 we recorded a non-cash charge of $59.7 million, net of tax of $0.2 million, to fully impair the carrying value of goodwill and definite-lived intangible assets included in the acquisition of Root AI. The impairment reflects current market valuations and strategic investment requirements as we continue to develop commercial technologies through AppHarvest Technology, Inc.

Interest Expense

Interest expense for the year ended December 31, 2021 was incurred on long-term debt used to help finance the construction of our CEA facilities and has been capitalized as a component of the cost of those facilities. Interest expense from related parties for the year-ended December 31, 2020 primarily relates to the finance lease and financing obligation for the Morehead CEA facility which were settled upon purchase of Morehead Farm on March 1, 2021, and the convertible note that was converted to Common Stock upon completion of the Business Combination on January 29, 2021. See Note 9 - Note Payable with a Related Party and Note 10 - Debt to our consolidated financial statements included elsewhere in this Annual Report.
Income Taxes
Our effective income tax rate was (0.6)% for the year ended December 31, 2021 compared to (0.1)% for the year ended December 31, 2020. The variance from the U.S. federal statutory rate of 21% for the year ended December 31, 2021 was primarily attributable to a change in our valuation allowance related to our net operating loss carryforwards, non-deductible goodwill and intangible asset impairment expense and stock-based compensation expense, offset by the non-taxable change in the private warrant valuation. There was minimal income tax expense for the year ended December 31, 2020 as the company had not started generating any revenues.
Liquidity and Capital Resources
Cash and cash equivalents totaled $150.8 million and $21.9 million as of December 31, 2021 and 2020, respectively. Currently, our primary sources of liquidity are cash flows generated from the successful completion of the Business Combination, the proceeds from debt and equity financings and revenues from the sale of our tomatoes. We have incurred losses and generated negative cash flows from operations since our inception in 2018. We expect to continue to incur losses and negative cash flows from operating expenses for the foreseeable future as we ramp up operations and production at our new CEA facilities. At December 31, 2021, we had an accumulated deficit of $187.3 million.

We expect that the restructuring initiatives, which were implemented in the first quarter of 2022, will increase our liquidity by reducing our annualized SG&A expenses by approximately $16 million.

Funding Capacity

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

On July 23, 2021, we entered into a credit agreement with CEFF II AppHarvest Holdings, LLC, an affiliate of Equilibrium for a construction loan in the original principal amount of $91.0 million (the “Construction Loan”) for the development of a CEA facility at our property in Richmond, Kentucky (the “Project”). The Construction Loan provides monthly disbursements to fund capital costs of the Project in excess of our required equity contribution of 34.5% of the capital costs of the Project. The Construction Loan requires monthly interest payments based on drawn capital at an initial interest rate of 8.000% per annum, which will increase by 0.2% per annum, beginning two years after closing of the Construction Loan through maturity, which is expected to be July 23, 2024, with no required principal payments until maturity. As of December 31, 2021, we had $31.9 million outstanding on the Construction Loan.

On September 27, 2021, we entered into a promissory note with JPMorgan Chase Bank, N.A. (the “Bank”), providing for a line of credit facility up to $25.0 million (the “JPM Loan”) for capital expenditures and CEA facility construction and improvements. The JPM Loan matures on September 24, 2022 and has an interest rate that is equivalent to LIBOR plus 2.25%. Management does not believe the anticipated discontinuation of the publication of LIBOR term rates will have a material impact on the Company’s financial condition or results of operations. As of December 31, 2021 we had borrowed $24.3 million and the effective interest rate was 2.375%. The JPM Loan requires 105% of the aggregate borrowings to be held as cash collateral. At December 31, 2021 we had $25.6 million of restricted cash on the consolidated balance sheet to meet this requirement. On January 10, 2022, we entered into an amended and restated promissory note (the “Amended Note”) in favor of the Bank, which amended the JPM Loan. This amendment increased the existing line of credit in the maximum amount from $25 million to $50 million and implemented SOFR as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings.

On December 15, 2021, we entered into the Purchase Agreement with B. Riley Principal Capital, pursuant to which we have a right to sell to B. Riley Principal Capital up to $100 million of newly issued shares of our common stock, subject to certain limitations and conditions. Sales of the Common Stock pursuant to the 24-month purchase agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley Principal Capital under the Purchase Agreement. As of December 31, 2021, the entire commitment was available for use. We may not issue or sell any shares of Common Stock to B. Riley Principal Capital under the purchase agreement that would result in B. Riley Principal Capital beneficially owning more than 4.99% of the outstanding shares of Common Stock. The net proceeds under the purchase agreement to us will depend on the frequency and prices at which we sell shares of our stock to B. Riley Principal Capital. We expect that any proceeds received under the Purchase Agreement will be used for working capital and general corporate purposes.

Use of Cash

The large-scale high-tech CEA business is capital-intensive, and we expect to continue to expend significant resources as we continue construction of our next four CEA facilities in Central Appalachia, which include 15 acres at the Berea salad green facility, 60 acres at the Richmond tomato facility, 30 acres at the Somerset facility, where we will grow berries, and 10 acres at the Morehead salad green facility.

In addition to construction costs, these expenditures are expected to include:

•working capital
•costs associated with planting and harvesting, such as the purchase of seeds, growing supplies and mitigation of pest and plant disease outbreaks;
•costs of acquiring and building out new facilities;
•investment and development in CEA technology, including the AppHarvest Technology;
•pursue other strategic investments in the CEA industry; and
•the cost of attracting, developing and retaining a skilled labor force, including local labor.

A labor shortage or increased turnover rates within our labor force has led to increased costs, that could continue, such as increased overtime to meet demand and increased wage rates to attract and retain employees or contract laborers, and could negatively impact our ability to efficiently operate our CEA facility at full capacity. An overall labor shortage, lack of skilled labor, increased turnover, material impacts of plant diseases or pest infestations, or inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows. Other unanticipated costs may arise due to the unique nature of the high-tech CEA facilities, and the purchase and development of additional properties for future facilities.

Cash requirements for fiscal year 2022 are expected to consist primarily of our current payroll, working capital requirements, planned capital expenditure and debt service requirements. Total capital expenditures for fiscal year 2022 are expected to be approximately $140 million to $150 million, which accounts for the completion of the three construction projects underway and the related equipment needed to run them. We believe that our cash and cash equivalents on hand at December 31, 2021, are sufficient to meet our current payroll and working capital requirements for a period of at least 12 months from the date of this Annual Report, as well as our debt service requirements and currently planned capital expenditure requirements as we continue to build out the Berea salad greens facility, Richmond tomato facility and the Somerset facility in 2022. We have the ability to defer and adjust our capital expenditures based on our ability to secure additional funding. The amount and timing of our future funding requirements, if any, will depend on many factors, including the timing and costs of completion of our large-scale high-tech CEA facilities. We will plan the timing of completion of our CEA facilities around available funding.

In the long-term, our cash requirements are expected to be associated with planting and harvesting, acquiring and building out new facilities, investment and development in CEA technology, attracting, developing and retaining a skilled labor force, and working capital.

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
Summary of Cash Flows
A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	Change
Net cash used in operating activities	$(103,924)	$(13,147)	$(90,777)
Net cash used in investing activities	(315,409)	(35,682)	(279,727)
Net cash provided by financing activities	573,734	64,707	509,027
Cash and cash equivalents, beginning of year	21,909	6,031	15,878
Cash and cash equivalents (including restricted cash), end of period	$176,311	$21,909	$154,401
Net Cash used in Operating Activities

Net cash used in operating activities was $103.9 million for the year ended December 31, 2021 compared to $13.1 million in the prior year. The change of $90.8 million was primarily due to $13.9 million for transaction costs related to the Business Combination, net losses incurred in the operation of our Morehead CEA facility, payment of utility and hedge program deposits, higher payroll and related costs driven by increased headcount, and professional services and legal fees including accounting and other consulting fees related to becoming a public company.

Net Cash used in Investing Activities
Net cash used in investing activities was $315.4 million for the year ended December 31, 2021 compared to $35.7 million for the prior year. The increase of $279.7 million was primarily due to $123.0 million for the purchase of the Morehead CEA facility pursuant to the Membership Interest Purchase and Sale Agreement with Equilibrium that we completed on March 1, 2021, $177.7 million for purchases of property and equipment primarily related to construction of our Richmond, Berea, and Somerset CEA facilities, $9.8 million for the Root AI Acquisition on April 7, 2021, and $5.0 million for an investment in an unconsolidated entity.

Net Cash provided by Financing Activities

Net cash provided by financing activities was $573.7 million for the year ended December 31, 2021 compared to $64.7 million for the prior year. The increase of $509.0 million was primarily due to the proceeds from the Business Combination of approximately $448.5 million and $130.2 million in net proceeds from short and long-term debt issuance, partially offset by a financing obligation payment of $2.1 million to Equilibrium as part of our purchase of the Morehead CEA facility and $3.2 million for payments of withholding taxes related to conversions of restricted stock units (“RSUs”).
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results could differ from those estimates and assumptions.
Stock-Based Compensation and Private Warrants
We recognize in our Consolidated Statements of Operations and Comprehensive Loss the grant-date fair value of stock options and RSU awards issued to employees and directors. Our stock plans provide for the grant of various equity awards, including performance-based awards. For time-based RSU grants, we calculate stock-based compensation cost by multiplying the grant date fair market value by the number of shares granted. We recognize forfeitures of awards as they occur.

Certain of our RSU awards contain market and/or performance based vesting conditions. Those issued prior to the Business Combination were valued as described above, but were not vested until the successful completion of the Business Combination. Other market and performance based awards, specifically the executive awards, required the use of a Monte-Carlo simulation model to calculate the stock-based compensation expense, which requires inputs based on estimates, including the likelihood of the occurrence of performance and market conditions and volatility. Stock-based compensation for unvested market-based awards is not reduced by forfeitures as the grant date fair value of such awards includes consideration that vesting of the awards may not occur. Stock-based compensation expense is recognized on a straight-line basis over the associated service period of the award, which is generally the vesting term.

We account for our Private Warrants in accordance with ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, under which we have determined that the Private Warrants are recognized as liabilities at fair value and subject to re-measurement at each balance sheet date until exercised. Changes in fair value of the Private Warrants are recognized in our audited Consolidated Statements of Operations and Comprehensive Loss. The fair value of the Private Warrants is estimated at each measurement date using a Black-Scholes option pricing model.

We estimate the fair value of our stock option awards and Private Warrants using the Black-Scholes option pricing model, which is subject to uncertainty and requires the input of the following assumptions:

Fair Value of Common Stock — Historically, as there had been no public market for our common stock, the fair value of the common stock for stock-based awards was determined by our Board of Directors (the “Board”) based in part on valuations of the common stock prepared by a third-party valuation firm. Since the closing of the Business Combination, the fair value of each share of Common Stock underlying stock-based awards and our Private Warrants is based on the closing price of our common stock as reported by Nasdaq on the date of the grant.

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

Expected Volatility — As we were not a public company before the closing of the Business Combination, and did not have any trading history for common stock, the expected volatility for the stock-based awards was based on the historical volatility of the common stock of comparable publicly traded companies. Since the closing of the Business Combination, our expected volatility is based on the trading history for our Common Stock and the historical volatility of the common stock of comparable publicly traded companies.

Risk-Free Interest Rate — The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury notes as of the grant date with maturities commensurate with the expected term of the awards.

Expected Dividends — The expected dividends assumption is based on the expectation of not paying dividends in the foreseeable future; therefore, we used an expected dividend yield of zero.

Assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of stock options granted and Private Warrants issued involve inherent uncertainties and the application of judgment, especially our expected volatility given the short trading history of our common stock. As a result, if factors or expected outcomes change and significantly different assumptions or estimates are used, our equity-based compensation and Private Warrant liabilities could be materially different.

Inventory Valuation
Inventory is valued at the lower of cost or net realizable value. The net realizable value of inventories represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value is subject to uncertainty and requires judgment, including consideration of factors such as expected future selling price the Company expects to realize by selling the inventory and the contractual arrangements with customers. The estimates are made at a point in time, using available information, expected business plans and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected in cost of goods sold.

Impairment of Intangible Assets

Goodwill is tested for impairment at least annually in the fourth quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that it is more likely than not that an impairment may have occurred.

In evaluating goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of our single reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, we do not calculate the fair value of our single reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance, among others.

When a quantitative impairment analysis is performed, we compare the carrying amount of our single reporting unit to its fair value. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment is recognized. If the carrying value exceeds the fair value, an impairment charge is recognized for the difference between carrying amount and fair value, not to exceed the original amount of goodwill.

In determining the estimated fair value of our reporting unit, we consider both the market approach and the income approach. For purposes of the goodwill impairment test, weighting is equally attributed to both the market and income approach in arriving at the fair value of the reporting unit.

Under the market approach, we utilize the guideline company method, which involves calculating valuation multiples based on operating data from comparable publicly traded companies. Multiples derived from these companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are then applied to the operating data for our reporting units to arrive at an indication of value.

Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows utilizing a market-based weighted-average cost of capital.

To determine the reasonableness of the calculated fair values of our reporting unit, we review the assumptions to ensure that neither the market approach nor the income approach yields significantly different valuations. We believe the combination of approaches, along with our judgment regarding underlying assumptions and estimates, provides us with the best estimate of fair value of our reporting unit. We also compare the indicated equity value to our market capitalization and evaluate the resulting implied control premium/discount to determine if the estimated enterprise value is reasonable compared to external market indicators.

We elected to perform a qualitative assessment of impairment on October 1, 2021 and determined that it was not more likely than not that the fair value of the Company was less than our carrying amount. At October 1, 2021, our equity value as measured by our market capitalization was $185 million to over $300 million higher than our carrying amount, depending on the amount of control premium utilized. Throughout the fourth quarter, the Company’s market capitalization continued to decline. The Company also reevaluated the strategic investment requirements of AppHarvest Technology, Inc. as we seek to introduce turnkey CEA technology solutions into future market opportunities that include new robotics and automation products. We expect to expend significant resources as we invest in CEA technology, and pursue other strategic investments in the CEA industry. The decline in our market value and the new investment requirements represented interim indicators of impairment at December 31, 2021. Based on a quantitative assessment of our fair value using both the income and market approaches as described herein, we concluded that the carrying values of our goodwill and definite lived intangible assets were fully impaired at December 31, 2021. At that date, the Company’s equity value as measured by its market capitalization was substantially below a carrying value that included our intangible asset balances.
Recent Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or consolidated results of operations under adoption.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Because we are considered to be a “smaller reporting company” under SEC rules and regulations, we are not required to provide the information required by this item in this report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AppHarvest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AppHarvest, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Private Warrant Liability

Description of the matter
The fair value of the private warrant liability was $1.4 million at December 31, 2021. As discussed in Note 5 to the consolidated financial statements, the fair value of the private warrant liability was valued each reporting period using a Black-Scholes model that utilized various assumptions, including term, stock price, volatility, risk free rate and dividend yield, to calculate the fair value of the liability. The volatility assumption was the most subjective assumption, and it had a significant effect on the fair value of the private warrant liability. The volatility assumption was calculated using the equity volatilities of the Company and guideline public companies, which were selected based on the similarity of their operations to that of the Company.

Auditing the fair value of the private warrant liability was challenging due to the judgmental nature of the Company’s selection of the guideline public companies used to determine the volatility assumption.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s valuation of the private warrants. This includes internal controls over management's assessment of the assumptions utilized within the Black-Scholes model, including the volatility assumption, and the monitoring of outstanding private warrants subject to valuation.

To test the fair value of the private warrant liability, our audit procedures included, among others, assessing the appropriateness of the use of the Black-Scholes model and accuracy of the underlying calculation, including testing the assumptions used to calculate the fair value of the private warrant liability. We compared the term, stock price, risk free rate and dividend yield to readily available external information as of the valuation dates for each reporting period. For the volatility assumption, we assessed the suitability of the guideline public companies used by the Company based on the similarity of their operations to that of the Company, compared the equity volatilities of the guideline public companies used in the estimate to the Company’s actual historical stock price performance. We also compared the volatility assumption used by the Company to our independently developed range of volatilities based on the cumulative volatilities of the guideline public companies adjusted for the relative size of the Company. We involved our valuation specialists to assist us with evaluating the assumptions used in the Black-Scholes model, as well as to perform comparative range calculations using the assumptions previously discussed.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Louisville, Kentucky
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AppHarvest, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AppHarvest, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AppHarvest, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Louisville, Kentucky
March 1, 2022

AppHarvest, Inc.
Consolidated Balance Sheets
(in thousands except per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$150,755	$21,909
Restricted cash	25,556	—
Accounts receivable, net	1,575	—
Inventories, net	4,998	3,387
Prepaid expenses and other current assets	5,613	481
Total current assets	188,497	25,777
Operating lease right-of-use assets, net	5,010	1,307
Property and equipment, net	343,913	152,645
Other assets, net	16,644	1,188
Total non-current assets	365,567	155,140
Total assets	$554,064	$180,917
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$8,553	$1,342
Accrued expenses	15,794	5,184
Current portion of lease liabilities with a related party	—	59,217
Current portion of lease liabilities	751	166
Current portion of financing obligation with a related party	—	58,795
Current portion of long-term debt	28,020	—
Note payable with a related party	—	30,000
Other current liabilities	119	77
Total current liabilities	53,237	154,781
Long-term debt, net of current portion	102,637	—
Lease liabilities, net of current portion	4,938	1,370
Deferred income tax liabilities	2,418	—
Private Warrant liabilities	1,385	—
Other liabilities	1,809	—
Total non-current liabilities	113,187	1,370
Total liabilities	166,424	156,151
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.0001, 10,000 shares authorized, 0 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, par value $0.0001, 750,000 shares authorized, 101,136 and 44,461 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	10	4
Additional paid-in capital	576,895	45,890
Accumulated deficit	(187,314)	(21,128)
Accumulated other comprehensive loss	(1,951)	—
Total stockholders’ equity	387,640	24,766
Total liabilities and stockholders’ equity	$554,064	$180,917
See accompanying notes to the consolidated financial statements

AppHarvest, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year ended December 31,
	2021	2020
Net sales	$9,050	$—
Cost of goods sold	41,938	—
	(32,888)	—
Operating expenses
Selling, general and administrative expenses	107,245	16,471
Goodwill and other intangible asset impairment	59,901	—
Total operating expenses	167,146	16,471
Loss from operations	(200,034)	(16,471)
Other income (expense):
Development fee income from a related party	—	406
Interest expense from related parties	(658)	(1,423)
Change in fair value of Private Warrants	35,047	—
Other	448	49
Loss before income taxes	(165,197)	(17,439)
Income tax expense	(989)	(9)
Net loss	(166,186)	(17,448)

Other comprehensive loss:
Net unrealized losses on derivatives contracts, net of tax	(1,951)	—
Comprehensive loss	$(168,137)	$(17,448)

Net loss per common share:
Basic and diluted	$(1.74)	$(0.46)
Weighted average common shares outstanding:
Basic and diluted	95,571	38,072
See accompanying notes to the consolidated financial statements

AppHarvest, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-in Capital	Accumulated Deficit		Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	9,677	$1	$497	$(3,680)		$—	$(3,182)
Retroactive application of recapitalization	21,123	2	12,256	—	—	—	12,258
Adjusted balance, December 31, 2019	30,800	3	12,753	(3,680)		—	9,076
Net loss	—	—	—	(17,448)		—	(17,448)
Issuance of preferred shares, net	13,503	1	32,948	—		—	32,949
Stock option exercise	158	—	35	—		—	35
Stock-based compensation	—	—	154	—		—	154
Balance, December 31, 2020	44,461	4	45,890	(21,128)		—	24,766
Business Combination and PIPE shares, net	53,361	6	433,521	—		—	433,527
Conversion of Private Warrants	—	—	9,133	—		—	9,133
Exercise of warrants	8	—	95				95
Issuance of common stock for acquisition of Root AI	2,329	—	48,991	—		—	48,991
Vesting of restricted stock units	605	—	(3,216)	—		—	(3,216)
Issuance of stock options for acquisition of Root AI	—	—	361	—		—	361
Issuance of common stock for commitment shares	198	—	1,006	—		—	1,006
Issuance of common stock under Employee Stock Purchase Plan	39	—	165	—		—	165
Net loss	—	—	—	(166,186)		—	(166,186)
Other comprehensive loss	—	—	—	—		(1,951)	(1,951)
Stock options exercised	135	—	39	—		—	39
Stock-based compensation	—	—	40,910	—		—	40,910
Balance, December 31, 2021	101,136	$10	$576,895	$(187,314)		$(1,951)	$387,640
See accompanying notes to the consolidated financial statements

AppHarvest, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2021	2020
Operating Activities
Net loss	$(166,186)	$(17,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Private Warrants	(35,047)	—
Deferred income tax provision	989	9
Depreciation and amortization	10,794	176
Stock-based compensation expense	40,910	154
Issuance of common stock for commitment shares	1,006	—
Rent payments (in excess of) less than average rent expense, net	(10)	26
Interest accrual on financing with related parties	—	1,414
Amortization of development fee with a related party	—	(406)
Goodwill and other intangible asset impairment	59,901	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(1,316)	—
Inventories, net	(1,611)	(2,962)
Prepaid expenses and other current assets	(4,872)	(347)
Other assets, net	(10,528)	(948)
Accounts payable	402	1,175
Accrued expenses	2,366	1,933
Other current liabilities	(874)	77
Other non-current liabilities	153	4,000
Net cash used in operating activities	(103,924)	(13,147)
Investing Activities
Purchases of property and equipment	(177,742)	(35,682)
Purchases of property and equipment from a related party	(122,911)	—
Cost of acquisition, net of cash acquired	(9,756)	—
Investment in unconsolidated entity	(5,000)	—
Net cash used in investing activities	(315,409)	(35,682)
Financing Activities
Proceeds from debt to a related party	—	32,000
Proceeds from Business Combination and PIPE Shares, net	448,500	—
Proceeds from debt	131,278	—
Debt issuance costs	(1,038)	—
Payments on financing obligation to a related party	(2,089)	(258)
Proceeds from stock options exercised	39	35
Proceeds from employee stock purchase plan	165	—
Proceeds from exercise of warrants	95	—
Payments of withholding taxes on restricted stock conversions	(3,216)	—
Issuance of preferred stock, net	—	32,949
Other financing activities	—	(19)
Net cash provided by financing activities	573,734	64,707
Change in cash, cash equivalents and restricted cash	154,402	15,878
Beginning of period	21,909	6,031
Cash, cash equivalents and restricted cash at the end of period	176,311	21,909
Less restricted cash at the end of the period	25,556	—
Cash and cash equivalents at the end of period	$150,755	$21,909
Non-cash activities
Fixed assets purchases in accounts payable	$6,779	$—
Fixed assets purchases in accrued liabilities	$8,826	$2,574
Operating lease right-of-use assets and liabilities	$3,989	$1,441
Conversion of equipment loan to finance lease liability with a related party	$—	$2,089
See accompanying notes to the consolidated financial statements

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

1. Description of Business
AppHarvest, Inc. (the “Company”, or “AppHarvest”) was founded on January 19, 2018. Together with its subsidiaries, AppHarvest is an applied agricultural technology company in Appalachia developing and operating some of the world’s largest high-tech indoor farms, which are designed to grow non-GMO produce, free of or with minimal chemical pesticide residues, use primarily rainwater, and produce significantly higher yields than those achieved by traditional agriculture on the same amount of land. AppHarvest combines conventional agricultural techniques with cutting-edge technology, including artificial intelligence and robotics, to improve access to nutritious food, farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.

Prior to October 2020, AppHarvest’s operations were limited to the start-up concerns of organizing and staffing, business planning, raising capital, and acquiring and developing properties for Controlled Environment Agriculture (“CEA”). In October 2020, AppHarvest partially opened its first CEA facility in Morehead, Kentucky (the “Morehead CEA facility”). AppHarvest harvested its first crop of beefsteak tomatoes and tomatoes on the vine in January 2021 and March 2021, respectively. In May 2021, AppHarvest opened production of the full 60 acres at the Morehead CEA facility and, in August 2021, concluded the first harvest. The Company completed planting of its second crop at the Morehead CEA facility in September 2021, and began harvest of the crop in the fourth quarter of 2021.

AppHarvest has started construction on four more CEA facilities. Two of the facilities under construction are located in Berea, Kentucky (the “Berea salad greens facility”) and Richmond, Kentucky (the “Richmond tomato facility”). Groundbreakings for two more CEA facilities occurred in June 2021 in Somerset, Kentucky (the “Somerset facility”) and Morehead, Kentucky (the “Morehead salad greens facility”). The Somerset facility is intended to grow berries and the Morehead salad greens facility, which is adjacent to the Morehead CEA facility, is intended to grow salad greens. During 2021, the Company temporarily paused the development of the 10-acre Morehead salad greens facility, with construction expected to resume in 2022.

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

•The Board and Management are primarily composed of individuals associated with Legacy AppHarvest; and

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

•Legacy AppHarvest was the larger entity based on historical operating activity and Legacy AppHarvest had the larger employee base at the time of the Business Combination.

In connection or concurrent with the Business Combination:

•Each share of Legacy AppHarvest redeemable convertible preferred stock that was issued and outstanding prior to the Business Combination was automatically converted into shares of Legacy AppHarvest common stock, such that each converted share of redeemable convertible preferred stock was no longer outstanding and ceased to exist.

•Novus assumed an outstanding convertible note issued by Legacy AppHarvest (the “Legacy AppHarvest Convertible Note”) after the date of the Business Combination Agreement and before the Merger. At the time of the Merger, the outstanding principal and unpaid accrued interest due on the Legacy AppHarvest Convertible Note were converted into shares of the Company’s common stock in accordance with the terms of the Legacy AppHarvest Convertible Note, and such converted Legacy AppHarvest Convertible Note was no longer outstanding and ceased to exist, and any liens securing obligations under the Legacy AppHarvest Convertible Note were released.

•Each share of Legacy AppHarvest common stock, including the Legacy AppHarvest common stock issued upon conversion of the Legacy AppHarvest redeemable convertible preferred stockholders, was converted into and exchanged for 2.1504 shares (the “Exchange Ratio”) of the Company’s common stock.

•Each option to purchase Legacy AppHarvest common stock that was outstanding, whether vested or unvested, was converted into an option to purchase a number of shares of the Company’s common stock equal to the product(rounded down to the nearest whole number) of (i) the number of shares of Legacy AppHarvest common stock subject to such Legacy AppHarvest option and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy AppHarvest option, divided by (B) the Exchange Ratio.

•Each restricted stock unit awarded by Legacy AppHarvest that was outstanding, whether vested or unvested, was converted into an award of restricted stock units to acquire a number of shares of the Company common stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of Legacy AppHarvest Common Stock subject to the Legacy AppHarvest restricted stock unit award and (2) the Exchange Ratio.

•On the Closing Date, a number of purchasers purchased from the Company an aggregate of 37,500 shares of common stock in a private placement pursuant to separate subscription agreement (the “PIPE investment”), for $10.00 per share and an aggregate purchase price of $375,000.

•The Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 760,000 shares, of which 750,000 shares were designated common stock, $0.0001 par value per share, and 10,000 shares designated preferred stock, $0.0001 par value per share.

These transactions, together with the Business Combination, are collectively referred to as the “Recapitalization Transaction”. Upon closing of the Business Combination, the Company received gross proceeds of $475,000, including $375,000 in gross proceeds from the fully committed common stock PIPE.

The consolidated assets, liabilities and results of operations are those of Legacy AppHarvest for all periods presented. However, the equity structure has been recast for all periods presented to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy AppHarvest stockholders in connection with the Recapitalization Transaction. As such, the shares and corresponding capital amounts and losses per share related to Legacy AppHarvest redeemable convertible preferred stock and Legacy AppHarvest common stock prior to the Business Combination have been retroactively recast based on shares reflecting the Exchange Ratio established in the Business Combination. Activity within the Statements of Stockholders’ Equity for the issuance of Legacy AppHarvest redeemable convertible preferred stock and SAFE Note conversion also have been retroactively converted to the Company’s common stock.

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”).

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

All U.S. Dollar and share amounts are in thousands, except per share amounts, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise specified.

Nature of Operations

The high-tech greenhouse agriculture business is extremely capital-intensive and the Company expects to expend significant resources to complete the build-out of facilities under construction, continue harvesting existing crops and plant and harvest new crops in the existing and future CEA facilities. These expenditures are expected to include working capital, costs of acquiring and building out new facilities, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting, developing and retaining a skilled labor force, including local labor. In addition, other unanticipated costs may arise due to the unique nature of these CEA facilities and increased production in the Company’s single operating facility at full capacity. The Company also expects to expend significant resources as it invests in CEA technologies and pursues other strategic investments in the CEA industry.

The Company has incurred losses from operations and generated negative cash flows from operating activities since inception. The Company expects that its existing cash and credit available under the loan agreements will be sufficient to fund planned operating expenses, capital expenditure requirements and any debt service payments through at least the next 12 months from the date of Company’s filing of its 2021 Annual Report on Form 10-K. However, the operating plan may change because of factors currently unknown, and the Company may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. There can be no assurance that financing will be available to the Company on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for the Company to operate the business or implement its growth plans.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions the Company may undertake in the future, actual results could differ from those estimates and assumptions. Significant items subject to such estimates and assumptions include the valuation of inventory, stock-based compensation, and private warrants.

The Company’s results can also be affected by economic, political, legislative, regulatory, legal actions, and the global volatility and general market disruption resulting from the global outbreak of the novel coronavirus disease (“COVID-19”) and related variants. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, environmental, regulatory or administrative actions, claims, or proceedings.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned, majority owned or controlled subsidiaries, collectively referred to as the Company. The Company consolidates entities in which it holds a controlling financial interest. For voting interest entities, the Company is considered to hold a controlling financial interest when it is able to exercise control over the investees’ operating and financial decisions.
At December 31, 2021 and 2020, the Company does not have interests in any entities that would be considered variable interest entities.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

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

Restricted cash represents collateral for a promissory note with JPMorgan Chase Bank, N.A. (the “JPM Note”) which requires 105% of the aggregate borrowings to be held as collateral. See Note 10- Debt for more information on the JPM Note.

Accounts Receivable

The Company’s trade accounts receivable are non-interest bearing and are recorded at the net realizable value. The allowance for doubtful accounts represents the Company’s best estimate of the amount of expected credit losses in existing accounts receivable. As of December 31, 2021, the Company had no allowance for doubtful accounts.

Warrants

At December 31, 2021, there were 13,242 warrants to purchase Common Stock outstanding, consisting of 10,907 public warrants (“Public Warrants”) and 2,335 private warrants (“Private Warrants” and together with Public Warrants, “Warrants”). The Private Warrants are held by the Novus initial stockholders. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. The warrants expire on January 29, 2026, or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

•In whole and not in part
•At a price of $0.01 per Warrant;
•Upon not less than 30 days’ prior written notice of redemption;
•If, and only if, the reported last sale price of the shares of Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
•if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Warrants are identical to the Public Warrants except that the Private Warrants and the shares of Common Stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are not redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As a result of the provisions in the warrant agreement that provide for differences in the mechanics of a cashless exercise dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions preclude the Private Warrants from being classified in equity. Accordingly, the Private Warrants are classified as a liability and remeasured at fair value at each reporting date. Changes in fair value of the Private Warrants are recognized in the Company’s consolidated statement of operations and comprehensive loss. The fair value of the Private Warrants is estimated at each measurement date using a Black-Scholes option pricing model.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

See Note 4 - Fair Value Measurements for inputs used in calculating the estimated fair value. The Public Warrants are equity classified financial instruments.

Derivative Financial Instruments

Derivative financial instruments are used to manage foreign currency, exchange, and interest rate risks. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions. For all transactions designated as hedges, the hedging relationships are formally documented at the inception and on an ongoing basis in offsetting changes in cash flows of the hedged transaction.

The Company records derivative financial instruments on the consolidated balance sheets as either an asset or liability measured at its fair value. Changes in a derivative fair value (i.e. unrealized gains or losses) are recorded each period in earnings unless the derivative qualifies as a hedging instrument. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the consolidated balance sheets as a component of accumulated other comprehensive loss (“AOCL”) and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Loss when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge, if any, is recognized in net loss immediately. For derivative instruments that are not designated as hedges, the gain or loss related to the change in fair value is also recorded to net loss immediately.

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

Capitalization of Interest

The Company capitalizes interest on capital projects in accordance with ASC 835-20, Capitalization of Interest, which requires the capitalization of interest costs to get certain assets ready for their intended use. The Company capitalizes interest costs on borrowings during the construction period of major construction projects as part of the cost of the constructed assets. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. During the year ended December 31, 2021, $2,260 of interest expense has been capitalized. No interest was capitalized during the year ended December 31, 2020. See Note 10 - Debt for more information regarding capitalized interest.

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

Goodwill and Other Acquired Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Separate identifiable intangible assets are stated at their historical cost and, for those with definite lives, amortized on a straight-line basis over their expected useful lives.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

The Company conducts annual impairment tests of goodwill on the first day of the fourth quarter and additional impairment reviews when events and circumstances indicate it is more likely than not that an impairment may have occurred. The Company assesses goodwill for impairment at the consolidated level, which represents its single reporting unit. If the fair value of the reporting unit is less than its carrying amount, the Company would record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized cannot exceed the amount of goodwill allocated to the reporting unit.

In evaluating goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of its single reporting unit to its carrying amount, including goodwill. A qualitative assessment was performed by the Company on October 1, 2021. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance, among others.

Under a quantitative assessment, fair value of the Company’s single reporting unit is estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of judgments are involved in the application of the DCF model, including projections of business performance, weighted average cost of capital, and terminal values. The market approach is performed using the Guideline Public Companies method which is based on earnings multiple data derived from publicly traded peer group companies.

The Company reviews separately identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the intangible assets over the remaining amortization period, if any. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

As of December 31, 2021, the Company identified an indicator of impairment and determined it was no longer more likely than not that the fair value of the Company’s sole reporting unit was in excess of the carrying value and that the carrying value of separately identifiable intangible assets was not recoverable. As a result, a quantitative goodwill and separately identifiable intangible asset impairment assessment was performed as of December 31, 2021, and the Company recorded an impairment of the carrying value of goodwill and definite lived intangible asset related to its acquisition of Root AI, Inc. (“Root AI”) on April 7, 2021 (the “Root AI Acquisition”). The December 31, 2021 impairment reflects current market valuations and strategic investment requirements as the Company continues to develop commercial technologies and pursue other strategic investments in the CEA industry.

The following is a roll forward of the goodwill and definite-lived intangible assets activity during the year ended December 31, 2021:

	Goodwill	Definite-lived Intangible Assets
Balance, December 31, 2020	$—	$—
Root AI Acquisition	50,863	9,754
Amortization	—	(716)
Impairment	(50,863)	(9,038)
Balance, December 31, 2021	$—	$—

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

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions or renewals and improvements are capitalized; expenditures for maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its economic life are charged to expense as incurred.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:
•Building: 25 years
•Leasehold and building improvements: the lessor of the lease term or 4 to 10 years.
•Machinery: 5 to 10 years
•Equipment: 3 to 10 years
Assets held under financing leases are recorded at the net present value of the minimum lease payments, net of incentives provided by the lessor. Depreciation expense for assets held under financing leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease. If the related lease contains an option to purchase the underlying asset that the Company is reasonably certain to exercise or the lease transfers ownership of the underlying asset to the Company by the end of the lease term, depreciation expense is computed over the estimated useful life of the asset.
Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of a long-lived asset or asset group may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment losses for the years ended December 31, 2021 and 2020.

Leases
The Company determines if an arrangement contains a lease at inception. The right-of-use assets, net and liabilities associated with leases are recognized based on the present value of the future minimum lease payments over the lease term. The Company uses its incremental borrowing rate at the recognition date in determining the present value of future payments for leases that do not have a readily determinable implicit rate. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that the option will be exercised. For leases that include residual value guarantees or payments for terminating the lease, the Company includes these costs in the lease liability when it is probable such costs will be incurred. Right-of-use assets and obligations for short-term leases (leases with an initial term of 12 months or less) are not recognized in the consolidated balance sheet is recognized on a straight-line basis over the lease term. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. Variable lease expense, which primarily includes taxes and insurance are expensed as incurred. When contracts contain lease and non-lease components, the Company generally accounts for both components as a single lease component.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all of the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2021 and 2020, the Company does not have any uncertain tax positions. The Company’s policy is to recognize interest and penalties on uncertain tax positions as income tax expense.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

Retirement Plans
The AppHarvest 401(k) Plan provides for matching contributions. The Company incurred $762 and $105 of expenses associated with the 401(k) Plan for the years ended December 31, 2021 and 2020, respectively.
Stock-Based Compensation

The Company recognizes in its Consolidated Statements of Operations and Comprehensive Loss the grant-date fair value of stock options, and restricted stock units (“RSUs”) issued to employees and directors. Stock-based compensation expense related to stock options and time-based RSUs are recognized on a straight-line basis over the associated service period of the award, which is generally the vesting term. Certain restricted stock unit awards are subject to service-, market- and performance-based vesting conditions. The performance criteria for performance-based RSUs are evaluated on a quarterly basis and stock-based compensation is recognized when the performance criteria are determined to be probable. The Company recognizes forfeitures as they occur.
The Company estimates the fair value of market-based RSUs using a Monte-Carlo simulation model. The Company estimates the fair value of its time-based and performance-based RSUs on the fair value of the Common Stock at the date the terms of the awards are mutually agreed upon between the Company and the holder. The Company estimates the fair value of its stock option awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Due to the lack of a public market for the trading of the Company’s Common Stock over an extended period of time, the Company has based its estimate of expected volatility on the trading history of the Company’s common stock and on the historical volatility of a group of similar companies that are publicly traded and have similar characteristics to the Company. The Company believes the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of the Company.
The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The expected term of the stock option awards granted historically was assumed to be the weighted average between the options contract life and the vesting term of the underlying award (based upon the underlying arrangement). The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options.
Development Fee Income from a Related Party
The Company recognized development fee income of $406 during the year ended December 31, 2020, which represented the amortization of a one-time development fee received for limited oversight services the Company performed at Morehead, Kentucky CEA facility construction site when it was owned by Equilibrium Controlled Environment Foods Fund, LLC. The fee was amortized on a straight-line basis, consistent with the timing of the Company’s services, from date of receipt through the project completion date in October 2020. The Company recognized no such income during the year ended December 31, 2021.
Net Loss Per Common Share
The Company’s basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of Common Stock outstanding for the period. The diluted net loss per common share is computed by giving effect to all potential Common Stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options to purchase Common Stock, Warrants and RSUs are considered to be Common Stock equivalents but have been excluded from the calculation of diluted net loss per common share as their effect is anti-dilutive.
Advertising
Advertising costs are expensed when incurred. Advertising expense for the years ended December 31, 2021 and 2020 was $382 and $142, respectively, and is included in selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

Revenue

On March 28, 2019, the Company entered into a Purchase and Marketing Agreement (the “Mastronardi Morehead Agreement”) with Mastronardi Produce Limited (“Mastronardi”) pursuant to which Mastronardi will be the sole and exclusive marketer and distributor of all tomatoes, cucumbers, peppers, berries and salad greens produced at the Company’s CEA facility in Morehead, Kentucky that meet certain quality standards (collectively, the “Products”). Under the terms of the Mastronardi Morehead Agreement, the Company is responsible for growing, producing, packing, and delivering the Products to Mastronardi, and Mastronardi is responsible for marketing, branding, and distributing the Products to its customers. Mastronardi will pay the Company market prices for the Products that are consistent with the best and highest prices available during the duration of the applicable growing season for like kind U.S. Department of Agriculture (“USDA”) Grade No. 1 products. Mastronardi will set the market price for the Products and will pay over to the Company the gross sale price of the Product sold by Mastronardi, less a marketing fee and Mastronardi’s costs incurred in the sale and distribution of the Products. If Mastronardi rejects, returns, or otherwise refuses Products for failure to meet certain quality standards, the Company has the right, at its cost and expense, to sell or otherwise dispose of the Products, subject to certain conditions.

Substantially all of the Company’s revenues are generated from the sale of tomatoes to Mastronardi.

The Mastronardi Morehead Agreement has a term of 10 years. The Company has a limited, one-time right to terminate the Mastronardi Morehead Agreement if certain return targets are not reached. During the term of the Mastronardi Morehead Agreement, Mastronardi has a right of first refusal to enter similar arrangements with regard to any additional growing facilities the Company established in Kentucky or West Virginia.

The Company recognizes revenue at a point in time and at the amount it expects to be entitled to be paid when its performance obligation is complete, which is generally when control of the Products is transferred to its customers upon pick-up by the customer or the customer’s agent from the Company’s facilities. Prices for the Company’s Products are based on agreed upon rates with customers and do not include financing components or noncash consideration. Revenue is recorded net of variable consideration, such as commissions and other shipping, handling and marketing costs incurred as defined in the customer agreements. Revenue is also recorded net of rejections for Products that do not meet quality specifications and net of sales and other taxes collected on behalf of governmental authorities. Payment terms are generally 30 days.
Selling, general and administrative expenses (“SG&A”)
Selling, general and administrative expenses primarily consist of payroll and payroll related expenses, stock-based compensation, legal and professional costs, rent expense, marketing and advertising, communications, insurance and various other personnel and office related costs. During the years ended December 31, 2021 and December 31, 2020, $1,000 and $2,214 of start-up expenses related to pre-commencement commercial activities at the CEA facility in Morehead, Kentucky were expensed as incurred by the Company and recorded within SG&A in the consolidated statement of operations and comprehensive loss.
New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the FASB’s overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 removes certain exceptions to the general principles of ASC 740, Income Taxes, (“ASU 740”) in order to reduce the cost and complexity of its application in the areas of intraperiod tax allocation, deferred tax liabilities related to outside basis differences, year-to-date losses in interim periods and other areas within ASC 740. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the consolidated financial statements.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

3. Business Combinations
Reverse Recapitalization
As discussed in Note 1 - Description of Business, on January 29, 2021, Novus completed the Recapitalization Transaction. The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Novus was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy AppHarvest issuing stock for the net assets of Novus, accompanied by a recapitalization. The net assets of Novus are stated at historical cost, with no goodwill or other intangible assets recorded.
The following table reconciles the elements of the Business Combination to the consolidated statements of stockholders’ equity and cash flows for the year ended December 31, 2021:

Recapitalization Transaction
Cash - Novus trust and cash, net of redemptions	$99,896
Cash - PIPE financing	375,000
Non-cash Convertible Note conversion	30,808
Non-cash net liabilities assumed from Novus	(2,850)
Less: Fair value of assumed common stock Private Warrants	(45,565)
Less: transaction costs allocated to equity	(23,762)
Net impact on total stockholders’ equity	433,527
Less: cash payments for transaction costs at Closing Date	(2,634)
Less: non-cash Convertible Note conversion	(30,808)
Add: non-cash net liabilities assumed from Novus	2,850
Add: non-cash fair value of assumed common stock Private Warrants	45,565
Net impact on net cash provided by financing activities	448,500
Less: transaction costs included in net cash used in operating activities(a)	(13,261)
Total net increase in cash and cash equivalents on Closing Date	$435,239
(a) Including transaction costs in the amount of $2,887 allocated to the Private Warrants.
Root AI Acquisition
On April 7, 2021, the Company completed the Root AI Acquisition.
Total consideration, net of cash acquired, was as follows:

Common Stock issued (2,329 shares at approximately $21.00 per share)	$48,991
Stock options issued to replace unvested Root AI stock options	361
Total equity	49,352
Cash consideration paid for the settlement of vested Root AI stock options	230
Cash consideration paid to Root AI shareholders	9,512
Cash consideration paid to reimburse Root AI for seller transaction costs incurred	150
Cash acquired	(136)
Net cash	9,756
Total consideration	$59,108

The Company accounted for its acquisition of Root AI using the acquisition method of accounting in accordance with U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

The purchase price allocation for the Root AI Acquisition was as follows:

Goodwill	$50,863
Intangible assets (technology and intellectual property)	9,754
Deferred taxes	(1,420)
Net operating assets and liabilities	(89)
Net assets acquired	$59,108

Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were initially based on several strategic and synergistic benefits that were expected to be realized from the Root AI Acquisition. None of the goodwill is deductible for income tax purposes and was entirely allocated to the Company’s sole consolidated reporting unit.

The Root AI Acquisition is expected to provide the Company with a baseline for harvesting support while helping evaluate crop health, predict yield, and optimize overall operations in existing CEA facilities with the potential for commercialization with customers. The benefits include fully developed technology, in the form of software and hardware, that can be programmed for utilization and optimization and a skilled workforce to assist with ongoing upgrades of the artificial intelligence.

The fair value of the intangible assets (technology and intellectual property) was determined using the income approach through a discounted cash flow analysis. The determination of the fair value and the useful life was based upon consideration of market participant assumptions and transaction specific factors.

Transaction costs of $1,032 were included in SG&A expense within the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.

4. Fair Value Measurements
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

The table below presents the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for each measurement:

		Fair Value as of December 31, 2021
	Balance Sheet Account	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency contracts	Other assets, net	$—	$14	$—	$14
Total assets		$—	$14	$—	$14
Liabilities:
Foreign currency contracts	Other current liabilities	$—	$63	$—	$63
Interest rate swap	Other liabilities	—	1,657	—	1,657
Private Warrants	Private Warrant liabilities	—	1,385	—	1,385
Total liabilities		$—	$3,105	$—	$3,105

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

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

The Private Warrant liabilities are determined using a Black-Scholes option pricing model, a Level 2 valuation. The significant inputs to the Private Warrant valuation are as follows:

	On the Closing Date of the Business Combination	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$24.95	$3.89
Volatility	25.0%	54.0%
Remaining term in years	5.00	4.08
Risk-free rate	0.45%	1.12%
Dividend yield	—	—
The following table summarizes the private warrant activity for the year ended December 31, 2021:

Fair value of Private Warrants on the Closing Date	$45,565
Fair value of Private Warrants converted to Public Warrants	(5,819)
Change in fair value of Private Warrants	(9,826)
Fair value of Private Warrants outstanding as of March 31, 2021	$29,920
Fair value of Private Warrants converted to Public Warrants	(3,113)
Change in fair value of Private Warrants	(6,488)
Fair value of Private Warrants outstanding as of June 30, 2021	$20,319
Fair value of Private Warrants converted to Public Warrants	(201)
Change in fair value of Private Warrants	(15,781)
Fair value of Private Warrants outstanding as of September 30, 2021	$4,337
Change in fair value of Private Warrants	(2,952)
Fair value of Private Warrants outstanding as of December 31, 2021	$1,385

The Company did not have any assets or liabilities subject to fair value measurements on a recurring basis as of December 31, 2020.

The Warrants are deemed equity instruments for income tax purposes. The changes in the fair value of the Private Warrants may be material to our future operating results.

The Company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived and intangible assets which would generally be recorded at fair value as a result of an impairment charge. During 2021, goodwill and intangible assets were valued using Level 3 inputs, which included internal estimates of future cash flows (income approach). Assets acquired and liabilities assumed as part of a business combination are also measured at fair value on a non-recurring basis during the measurement period allowed by the ASC guidance for business combinations, when applicable, see Note 3 - Business Combinations.

Carrying values of cash and cash equivalents, restricted cash, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities approximate fair values because of their short-term nature.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

5. Inventories, net

	December 31, 2021	December 31, 2020
Raw materials	$1,314	$781
Growing crops	3,684	2,606
Total inventories, net	$4,998	$3,387
6. Property and Equipment, net
Property and equipment at cost and accumulated depreciation are as follows:

	December 31, 2021	December 31, 2020
Land	$32,395	$7,277
Buildings	79,450	57,362
Machinery and equipment	49,418	9,581
Construction in progress	186,848	78,174
Leasehold improvements	4,740	871
Less: accumulated depreciation	(8,938)	(620)
Total property and equipment, net	$343,913	$152,645
Depreciation expense for property and equipment for the year ended December 31, 2021 and 2020 was $9,573 and $176, respectively.
In March 2021, the Company acquired the Morehead CEA facility and related property from Equilibrium Controlled Environment Foods Fund, LLC and its affiliates (“Equilibrium”), a related party at the date of acquisition (See Note 11(a) - Commitments and Contingencies- Equilibrium Transaction). The purchase price for the Morehead CEA facility was $125,000 which was equal to a multiple of Equilibrium’s cost to acquire, develop and construct the Morehead CEA facility. The Morehead CEA facility was placed in service during the year ended December 31, 2021. As of December 31, 2020, the buildings asset class included $56,748 related to Morehead CEA facility right-to-use assets held under a finance lease with Equilibrium.

7. Other Assets

	December 31, 2021	December 31, 2020
Utility deposits	$7,479	$—
Investment in unconsolidated entity	5,000	—
Prepayments for fixed assets	2,888	—
Deferred offering costs	—	1,127
Other assets	1,277	61
Total other assets	$16,644	$1,188
8. Accrued Expenses

	December 31, 2021	December 31, 2020
Payroll and related	$2,768	$563
Professional service fees	1,944	693
Construction costs	8,467	2,574
Other accrued liabilities	1,154	352
Utilities	1,461	384
Interest on convertible debt with a related party	—	618
Total accrued expenses	$15,794	$5,184

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

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

10. Debt

On June 15, 2021, the Company entered into a master credit agreement with Rabo AgriFinance LLC (the “Lender”) for a real estate term loan in the original principal amount of $75,000 (the “Rabo Loan”). The Rabo Loan matures on April 1, 2031, with quarterly interest payments commencing on July 1, 2021 and quarterly principal payments, commencing on January 1, 2022, with the remaining balance of principal and interest due upon maturity. Payments are based on one month LIBOR plus 2.500% per annum. The Rabo Loan is collateralized by the business assets of the first Morehead CEA facility and requires compliance with financial covenants. As of December 31, 2021, the Company was in compliance with all covenants.

On June 21, 2021, the Company entered into an interest rate swap with an affiliate of the Lender to make a series of payments based on a fixed rate of 1.602% and receive a series of payments based on LIBOR. Both the fixed and floating payment streams are based on the initial notional amount of $75,000 and require quarterly payments under a twenty-year amortization schedule. As of December 31, 2021, the net fixed interest rate on the combined Rabo Loan and related interest rate swap is 4.102%.

The Rabo Loan is recorded at cost, net of debt issuance costs of $656. During the year ended December 31, 2021, $1,693 of interest expense was recognized on the Rabo Loan, which was all capitalized and included in property, plant and equipment in the Company’s consolidated balance sheet.

On July 23, 2021, the Company entered into a credit agreement with CEFF II AppHarvest Holdings, LLC, an affiliate of Equilibrium, for a construction loan with a principal amount of $91,000 (the “Construction Loan”) for the development of a CEA facility in Richmond, Kentucky (the “Project”). The Construction Loan provides monthly disbursements to fund capital costs of the Project in excess of the Company’s required equity contribution of 34.5% of the capital costs of the Project. The Construction Loan requires monthly interest payments based on drawn capital costs at an initial interest rate of 8.000% per annum, which will increase on a monthly basis by 0.2% per annum, beginning two years after closing of the Construction Loan through maturity, which is expected to be July 23, 2024, with no required principal payments until maturity. As of December 31, 2021, the Company had $31,944 outstanding on the Construction Loan, included in non-current liabilities at December 31, 2021, and had incurred interest expense of $477, which was all capitalized as part of the construction asset and included in property, plant and equipment in the Company’s consolidated balance sheet. The Company incurred $382 of debt issuance costs related to the Construction Loan, which are included in non-current assets on the balance sheet.

On September 27, 2021, the Company entered into the JPM Note with JPMorgan Chase Bank, N.A., (the “Bank”) providing for a line of credit facility in the maximum amount of $25,000 (the “JPM Loan”) for capital expenditures and CEA facility construction and improvements. The JPM Loan matures on September 24, 2022. The interest rate on the JPM Loan approximates one-month LIBOR plus 2.25%. As of December 31, 2021, the Company has borrowed $24,335 under the JPM Loan and the interest rate was 2.375%. The JPM Loan requires 105% of the aggregate borrowings to be held as cash collateral. At December 31, 2021 the Company had $25,556 of restricted cash on the consolidated balance sheet to meet this requirement. Interest expense of $90 was recognized during the year ended December 31, 2021 and was capitalized as part of property, plant and equipment in the consolidated balance sheet. The JPM Note was subsequently amended in January 2022. See Note 17 - Subsequent Events for more information.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

A summary of the carrying value of the debt is as follows:

December 31, 2021
Rabo Loan	$75,000
Construction Loan	31,944
JPM Loan	24,335
Unamortized debt issuance costs	(622)
Debt, net of issuance costs	130,657
Less current portion	(28,020)
Long term, net	$102,637

As of December 31, 2021, the carrying value of debt under the Rabo Loan, JPM Loan, and Construction Loan approximates fair value due to the short term nature of the debt or that such borrowings bear variable interest rates that correspond to current market rates.

The principal requirements of debt maturing in the next five years are:

	2022	2023	2024	2025	2026
Debt maturities by year	$28,085	$3,750	$35,694	$3,750	$3,750

11. Commitments and Contingencies
(a)Equilibrium Transactions
On April 15, 2019, the Company entered into a mortgage loan with Equilibrium, a related party at the time, to finance the purchase of land from a third party in Morehead, Kentucky (the “Morehead Land”). The loan had a principal balance of $3,481 and bore interest at 8.00% per year.

On May 13, 2019, the Company entered a series of agreements with Equilibrium, resulting in the sale of the legal entity that was established to purchase the Morehead Land. The net assets of the entity sold to Equilibrium included the land, related permitting and the mortgage note owed to Equilibrium. On that same date, the Company also entered into a Master Lease Agreement (the “Master Lease Agreement”) with Morehead Farm LLC (“Morehead Farm”) for an indoor controlled agriculture facility on a portion of the Morehead Land (the “Morehead Facility”). The Master Lease Agreement had an initial term of 20 years commencing at substantial completion of construction and included a ground lease for the Morehead Land.

In October 2020, the Company took occupancy of the completed portion of the Morehead Facility, resulting in lease commencement under the Master Lease Agreement. Lease payments under the Master Lease Agreement consisted of a base rent calculated as a percentage of defined construction costs, certain non-lease costs and rent based on gross revenues generated from the Morehead Facility. During the term of the Master Lease Agreement, the Company had a right of first refusal to purchase the Morehead Land. The Company accounted for the transfer of the Morehead Land to Equilibrium in 2019 as a financing transaction.

At December 31, 2020, the Company maintained a finance lease liability with Equilibrium of $59,216 related to the completed portion of the Morehead Facility and a related right-of-use asset at cost of $56,748. At December 31, 2020, the Company also had construction-in-progress assets of $54,649, and a corresponding financing obligation of $58,795 with Equilibrium for the portion of the Morehead Facility that was under construction. The finance lease liability and financing obligation related to the Morehead Facility were recorded within current liabilities on the consolidated balance sheet at December 31, 2020.

On March 1, 2021, the Company closed on the Membership Interest Purchase and Sale Agreement (the “MIPSA”) with Equilibrium that was entered into in December 2020, pursuant to which it purchased from Equilibrium 100% of its membership interests in its subsidiary, Morehead Farm LLC.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

At closing, Morehead Farm LLC, which owns the Morehead CEA facility, became a wholly owned subsidiary of the Company. Concurrently with the closing of the MIPSA, the Master Lease Agreement dated May 13, 2019 with Morehead Farm LLC to lease the Morehead CEA facility and ancillary agreements related thereto, was terminated. As a result, the closing date balances of $66,504 for the financing obligation related to construction in progress assets and $58,496 for the finance lease liability related to the completed portion of the Morehead CEA facility were settled and de-recognized from the Company’s consolidated balance sheet.

On May 12, 2020, the Company entered into a loan agreement with Equilibrium, a related party, at that time, to finance the purchase of equipment to be used in the Company’s operations in Morehead, Kentucky. The loan agreement had an original principal balance of $2,000 and an interest rate of 9.5% per year. Upon establishment of the finance lease liability for the Morehead CEA facility lease in October, 2020, the principal balance of the loan was extinguished and added to the future base rent calculation to be paid over the term of the lease liability, which was settled and de-recognized as described above. The original proceeds from the loan are included in the financing section of the statement of cash flows as of December 31, 2021.
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
Operating lease right-of-use assets, net and liabilities are recognized within the Consolidated Balance Sheets based on the present value of lease payments over the lease term. As the implicit rate is generally not readily determinable for most leases, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate reflects the estimated rate of interest that the Company would pay to borrow on a collateralized basis over a similar term in a similar economic environment. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
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
For the year ended December 31, 2021 and 2020, the Company recognized $1,485 and $169, respectively, of operating lease expense, of which $954 and $169 was recognized within SG&A, and $531 and $0 within COGS, respectively, in the Consolidated Statements of Operations and Comprehensive Loss. Short-term lease expense was $940 in 2021 and immaterial for 2020. Variable lease expense for the years ended December 31, 2021 and 2020 was immaterial.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

The future minimum rental payments required under the leases for each year of the next five years ending December 31, and in the aggregate thereafter are as follows:

Operating leases
2022	$1,132
2023	1,190
2024	1,089
2025	1,030
2026	2,228
2027 and thereafter	432
Total minimum payments required	7,100
Less: imputed interest costs(1)	(1,411)
Present value of net minimum lease payments(2)	$5,689
Weighted-average imputed interest rate	7.18%
Weighted-average remaining lease term	6.1
___________________________________________
(1)Represents the amount necessary to reduce net minimum lease payments to present value using actual rate in the lease agreement or the Company’s incremental borrowing rate at lease inception.
(2)Included in the Consolidated Balance Sheet as of December 31, 2021 as current and non-current lease liability of $751 and $4,938, respectively.
Supplemental Consolidated Statement of Cash Flow information is as follows for the years ended December 31:

	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$552	$96
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$3,989	$1,441
(c)Agreements with Dalsem
The Company entered into agreements with Dalsem Greenhouse Technology, B.V. (“Dalsem”) for the construction of new greenhouse facilities in Richmond, Kentucky and Berea, Kentucky on November 20, 2020 and December 11, 2020, respectively. Under terms of the agreements, Dalsem will provide certain services related to the design, engineering, procurement, construction, startup and testing of a greenhouse and certain ancillary facilities at each site. Total costs under the agreements are based on actual costs incurred by Dalsem and payments are due upon the completion of certain established project milestones, with a portion of each payment due in Euros and a portion due in U.S. dollars. Either party is entitled to terminate the agreements upon the occurrence of certain events of default and the Company is entitled to terminate the agreements if Dalsem fails to meet certain performance requirements. The Company may also terminate the agreements without cause with written notice and a termination payment to Dalsem.
(d)Purchase Commitments
During the year ended December 31, 2021, the Company entered into an agreement with its natural gas supplier to purchase a portion of its anticipated future natural gas usage at fixed prices. The unrecorded purchase commitments as of December 31, 2021, were $915, and will be realized within the next twelve months. There were no purchase commitments that were unrecorded at December 31, 2020.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

(e) Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of business. The Company records a liability when a particular contingency is probable and estimable.

On September 24, 2021, a federal securities class action lawsuit (captioned Ragan v. AppHarvest, Inc.) was filed by a purported stockholder of the Company in the United States District Court for the Southern District of New York on behalf of a proposed class consisting of those who acquired the Company’s securities between May 17, 2021 and August 10, 2021. The complaint names the Company and certain of its current officers as defendants, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding the Company’s business, operations, and prospects because they failed to disclose a purported lack of sufficient training and inability to consistently produce Grade No. 1 tomatoes. The complaint seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On December 13, 2021, the court consolidated the cases, and appointed a lead plaintiff. We do not believe the claims have merit, intend to defend the case vigorously, and have not recorded a liability related to these lawsuits because, at this time, we are unable to estimate reasonably possible losses or determine whether an unfavorable outcome is probable.

12. Derivative Financial Instruments

During the year ended December 31, 2021, the Company entered into foreign currency forward and option contracts to hedge certain cash flows related to anticipated expenditures related to the construction of its Berea, Kentucky and Richmond, Kentucky CEA facilities. These contracts, which have maturities ranging through December 2022, qualify as cash flow hedges and are used to hedge the Company’s foreign currency risk associated with the Euro denominated payments due upon the completion of established project milestones under the applicable CEA facility construction contracts. As of December 31, 2021, the total notional amount outstanding of foreign currency contracts designated as cash flow hedging instruments was €19,149. The Company maintains collateral of $3,710 for the hedge program which is included in prepaid expenses and other current assets in the consolidated balance sheet at December 31, 2021.
The Company has elected to measure hedge effectiveness using the spot method under which the hedging relationship is considered perfectly effective and changes in the fair value of the forward and options contracts attributable to changes in the spot rate are recorded as a component of other AOCL. As the hedged items are ultimately capitalized as part of the CEA facility fixed assets, the AOCL amounts will be reclassified into earnings over the same periods as the future depreciation expense related to those assets. Consistent with the allocation of CEA facility fixed asset depreciation, the AOCL reclassification will also be allocated between cost of goods sold (“COGS”) and SG&A within the Consolidated Statement of Operations and Comprehensive Loss.
Under the spot method, changes in the fair value of forward contracts attributable to changes in the difference between the forward rate and the spot rate (forward points) and the fair value of option contracts attributable to time and volatility values (up-front premium) will be excluded from the measure of hedge effectiveness and amortized as COGS and SG&A on a straight-line basis over the terms of the underlying contracts. During the year ended December 31, 2021, the Company recognized amortization expense of $504 related to its foreign currency hedge contracts within the Consolidated Statement of Operations and Comprehensive Loss.

As of December 31, 2021, the Company had a net liability of $49 in foreign currency contracts designated as cash flow hedging instruments, which is included in other current and non-current liabilities according to the expected settlement dates of the related contracts.

On June 21, 2021, the Company entered into an interest rate swap which has been designated as an effective cash flow hedge and changes in the fair value are recorded as a component of AOCL in the consolidated balance sheet and reclassified into earnings as interest expense over the life of the debt. See Note 10 - Debt for more information on the interest rate swap.`

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

The following table summarizes the before and after tax amounts for the various components of other comprehensive loss for the periods presented:

	Year Ended December 31, 2021
	Before Tax	Tax (Expense) Benefit	After Tax
Foreign Currency	$(294)	$—	$(294)
Interest Rate Swap	(1,657)	—	(1,657)
Total AOCL	$(1,951)	$—	$(1,951)

The income tax benefit of $521 related to the $1,951 balance in AOCL at December 31, 2021 is fully offset by a valuation allowance established on the related deferred income tax asset. The Company will release the AOCL amounts, net of any tax impact, from the foreign currency contracts, and the interest rate swap in the periods that the underlying transactions impact earnings as described above.
13. Income Taxes
For the years ended December 31, 2021 and 2020, the Company incurred net operating losses and, accordingly, no current provision for income taxes has been recorded. Deferred income tax expense for the years ended December 31, 2021 and 2020 consisted of the following components:

	2021	2020
Deferred income tax expense:
Federal	$920	$8
State	69	1
Total deferred income tax expense	989	9
Income tax expense	$989	$9
The reconciliation of the statutory income tax with the provision for income taxes are as follows for the years ended December 31:

	2021	2020
Loss before income taxes	$(165,197)	$(17,439)
Income tax benefit at U.S. Federal statutory rate	(34,691)	(3,662)
Permanent items	10,268	211
Change in valuation allowance	30,349	4,122
State income taxes, net of U.S. Federal income tax benefit	(4,940)	(662)
Other	3	—
Income tax expense	$989	$9
The Company has considered the impact of state rate changes, apportionment weighting and state filing positions when determining its state effective tax rate. The Company adjusts its state effective tax rate for enacted law changes during the year.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$29,340	$4,857
Stock-based compensation	3,170	—
Lease liabilities	1,521	15,680
Financing obligation	—	15,582
Other	2,933	20
	$36,963	$36,137
Valuation allowance	(35,792)	(4,922)
	$1,171	$31,216
Deferred tax liabilities:
Property, plant and equipment	$(2,250)	$(30,879)
Operating lease right-of-use assets	(1,339)	(350)
	(3,589)	(31,229)
Net deferred tax liabilities	$(2,418)	$(13)
When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets, and accordingly, a valuation allowance of $35,792 and $4,922 have been provided on the net deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased $30,870 during the year ended December 31, 2021, primarily as a result of an increase in net operating loss carryforwards. The Company continues to monitor the need for a valuation allowance based on the sources of future taxable income.
At December 31, 2021, the Company has $118,031 of federal and $117,965 of state net operating loss carryforwards that have no expiration. Under the provisions of the Internal Revenue Code, net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may be subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders by more than 50% over a three-year period, as defined in Sections 382 and 383 of the Internal Revenue Code and similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately before the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not yet completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the date of the Company’s formation and Root AI Acquisition, and there could be additional changes in control in the future. As a result, the Company is unable to estimate the effect of these limitations, if any, on the Company’s ability to utilize net operating losses in the future. A valuation allowance has been provided against the Company’s net operating and tax credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the net operating loss carryforward and the valuation allowance.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

A reconciliation of the U.S. statutory tax rate to the effective tax rate is as follows:

	December 31,
	2021		2020
Statutory tax rate	$(34,691)	21.0%	$(3,662)	21.0%
State tax - deferred, net of federal impact	(4,940)	3.0%	(662)	3.8%
Permanent items	10,268	(6.2)%	211	(1.2)%
Change in valuation allowance	30,349	(18.4)%	4,122	(23.6)%
Other	3	—%	—	—%
Total taxes	$989	(0.6)%	$9	—%

As of December 31, 2021 and 2020, the Company had no accrued uncertain tax positions or associated interest or penalties and no amounts have been recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
The Company files income tax returns in the U.S. federal jurisdiction and state jurisdictions. The tax years since inception remain open and subject to examination by federal and state taxing authorities.
14. Stock Compensation and Other Benefit Plans

Equity Incentive Plan

On January 29, 2021, stockholders approved the 2021 Equity Incentive Plan, (the “Plan”), replacing the 2018 Equity Incentive Plan, (the “2018 Plan”), pursuant to which the Company’s Board of Directors (the “Board”) may grant stock awards, including stock options, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards, to officers, key employees, and directors. The Plan allows for non-employee director grants, which are accounted for in the same manner as employee awards. There are 10,027 registered shares of Common Stock reserved for issuance under the Plan. During the year ended December 31, 2021, 6,589 awards were granted under the Plan, including 6,541 RSUs and 48 stock options granted as consideration in the Root AI Acquisition (see Note 3 - Business Combinations for more information). The RSU’s granted under the Plan include 2,937 executive awards with market and performance-based vesting requirements in addition to the typical service-based vesting requirements.
As of December 31, 2021, there are 4,558 registered shares of Common Stock reserved for issuance upon exercise or settlement, as applicable, of awards made under the 2018 Plan. While no further awards may be granted under the 2018 Plan, that plan continues to govern all outstanding awards previously issued under it.
Vesting of the RSUs issued under the 2018 Plan (“2018 RSUs”) was dependent on a liquidity event, the Business Combination, which occurred on January 29, 2021. Accordingly, the Company recognized a one-time stock-based compensation expense of $2,616 as of that date as a retroactive catch-up of cumulative stock-based compensation expense for such awards from their original grant dates. Total stock-based compensation expense related to 2018 RSU’s was $13,291 during the year ended December 31, 2021. As of December 31, 2021, the Company had 1,308 granted but unvested 2018 RSU’s with unrecognized stock-based compensation expense of $6,533 remaining, and 5,017 granted but unvested 2021 RSU’s with unrecognized stock-based compensation expense of $47,247. The weighted average period over which RSU expense is expected to be recognized is 1.2 years.
Total stock-based compensation expense was $40,910 for the year ended December 31, 2021, compared to $154 for the year ended December 31, 2020, respectively. Of these amounts, $39,030 were included in SG&A and $1,880 in COGS for the year ended December 31, 2021, respectively and $154 was recognized in SG&A and none in COGS for the year ended December 31, 2020, respectively.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

The Company issues stock options in two forms. The incentive stock options (“ISO”) that have been granted generally vest over 48 months, with 25% vesting at the end of the first year and ratable vesting thereafter for the next 36 months. The nonqualified stock options (“NSO”) that have been granted vest ratably over 10 to 30 months. The ISOs and NSOs generally expire ten years after the date of grant.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of the options granted. The grant date fair value was based on the following assumptions used within the Black-Scholes option pricing model for the year ended December 31, 2020:

2020
Expected term	5.80
Risk-free interest rate	0.41%
Expected volatility	49.45%
Expected dividend yield	—%
The options issued in consideration of the acquisition of Root AI were valued based on the stock price at the date of acquisition. Aside from the options issued during the acquisition of Root AI as discussed above, there were no other options issued during the year ended December 31, 2021.
The following table summarizes stock option activity for the year ended December 31, 2021:

Options	Shares	Weighted average exercise price	Average remaining contractual term
Outstanding at December 31, 2020	2,978	$0.33	8.71
Granted	48	0.56
Exercised	(135)	0.32
Forfeited or expired	(83)	0.58
Outstanding at December 31, 2021	2,808	$0.33	7.79
Exercisable, December 31, 2021	1,996	0.30	7.60
The Company recorded $236 and $154 of stock-based compensation expense for options issued to employees and directors during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, unrecognized stock-based compensation expense of $320, is related to non-vested options granted, which is anticipated to be recognized over the next weighted average 0.80 years, commensurate with the remaining requisite service period.

Aggregate intrinsic value represents the estimated fair value of the Company’s common stock at the end of the period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value for all outstanding options as of December 31, 2021 was $10,002 and $7,165 for those awards exercisable. The intrinsic value of options forfeited was $0 and $472 in the years ended December 31, 2021 and December 31, 2020, respectively.
The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $17.74 and $0.33, respectively. The total intrinsic value of options exercised in the years ended December 31, 2021 and December 31, 2020 was $751 and $2,100, respectively. The Company uses authorized and unissued shares to satisfy award exercises.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

During the year ended December 31, 2021, the Company granted RSUs to directors, officers, and employees. The following table summarizes RSU activity for the year ended December 31, 2021:

RSUs	Units	Weighted average grant date fair value
Outstanding at December 31, 2020	2,545	$9.07
Granted	6,568	14.74
Vested	(955)	10.29
Forfeited or cancelled	(1,793)	12.21
Unvested at December 31, 2021	6,365	$13.68
Certain RSUs contain performance and service vesting conditions, and the related stock-based compensation is recognized using an accelerated attribution method. The requisite service period for the RSUs outstanding at December 31, 2021, is 48 months, with 25% vesting at the end of the first year and ratable vesting every 3 months thereafter for the next 36 months.

Total stock-based compensation recognized in 2021 related to the market-based RSUs was $15,168 which is recorded within SG&A. Total stock-based compensation recognized in 2021 for time-based RSUs was $25,273.

Employee Stock Purchase Plan

On January 29, 2021, stockholders approved the 2021 Employee Stock Purchase Plan, (the “ESPP”). The ESPP provides eligible employees with a means of acquiring equity in the Company at a discounted price using their own accumulated payroll deductions. Under the terms of the ESPP employees can elect to have amounts of their annual compensation withheld, up to a maximum set by the board, to purchase shares of Company Common Stock for a purchase price equal to 85% of the lower of the fair market value per share (at the end of the offering period) of Company Common Stock on (i) the offering date or (ii) the respective purchase date. There are 2,005 shares of Common Stock reserved for issuance under the ESPP. During the year ended December 31, 2021, 39 shares were purchased under the ESPP.

The ESPP grants participating employees the right to acquire Company Common Stock in increments of 1% to 15% of eligible pay, with a maximum contribution of $25 of eligible pay subject to applicable tax limitations. The first offering period of the Company’s ESPP commenced on June 1, 2021 and concluded December 1, 2021. The second offering period began December 1, 2021 and is six months in duration.

The Company uses a Black-Scholes option pricing model to value the Common Stock purchased as part of the Company’s ESPP. The fair value estimated by the option pricing model are affected by the price of the Common Stock as well as subjective variables that include assumed interest rates, our expected dividend yield, and our expected share price volatility over the term of the award. The Company records stock-based compensation expense, within SG&A or COGS related to the discount given to our participating employees. Total stock-based compensation expense recorded for the ESPP during the year ended December 31, 2021 was $80.
The estimated fair value of employee stock purchase rights under the Company’s ESPP was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants:

Year Ended December 31, 2021
Offering date closing price	$16.90
Term in years	0.5
Volatility	70.00%
6 month risk-free rate	0.04%
Purchase discount	15.00%

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

15. Common Stock
The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of preferred stock. The common stock has the following characteristics:
Voting
The holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.
Dividends
The holders of common stock are entitled to receive dividends, if and when declared by the Board. The Company may not declare or pay any cash dividends to the holders of common stock unless, in addition to obtaining any necessary consents, dividends are paid on each series of preferred stock in accordance with their respective terms. No dividends have been declared or paid in the year ended December 31, 2021 or 2020.

Common Stock Reserved for Future Issuance

The Company has reserved 49,433 and 33,868 shares of common stock for future issuance as of December 31, 2021 and 2020, respectively.

Common Stock Purchase Agreement

On December 15, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital, LLC (“B. Riley Principal Capital”). Pursuant to the Purchase Agreement, the Company has the right to sell to B. Riley Principal Capital, up to the lesser of (i) $100,000 of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 24-month term of the Purchase Agreement. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital under the Purchase Agreement.

The per share purchase price for the shares of Common Stock that the Company elects to sell to B. Riley Principal Capital in a Purchase pursuant to the Purchase Agreement, if any, will be determined by reference to the volume weighted average price of the Company’s common stock as defined within the Purchase Agreement, less a variable discount ranging from 3% to 5%. The Company cannot issue to B. Riley Principal Capital more than 20,143 shares of Common Stock, which number of shares is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement, except in limited circumstances.

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to B. Riley Principal Capital.

As consideration for B. Riley Principal Capital’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 197,628 shares of Common Stock to B. Riley Principal Capital. Expense of $1,006 related to these shares was recognized within SG&A in the Company’s Consolidated Statements of Income and Comprehensive Loss.
16. Net Loss Per Common Share
Diluted net loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(amounts in thousands, except per share amounts)

have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	December 31,
Anti-dilutive common share equivalents:	2021	2020
Stock options	2,808	2,978
Restricted stock units	6,325	2,545
Warrants	13,242	—
Total anti-dilutive common share equivalents	22,375	5,523
Basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(166,186)	$(17,448)
Denominator:
Weighted-average common shares outstanding, basic and diluted	95,571	38,072
Net loss per common share, basic and diluted	$(1.74)	$(0.46)
17. Subsequent Events
On January 10, 2022, the Company entered into an amended and restated JPM Note (the “Amended Note”) with the Bank. This amendment increased the existing line of credit from $25 million to $50 million and implemented the secured overnight financing rate (“SOFR”) as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings.

During the first quarter of 2022, the Company initiated a restructuring plan to reduce operating costs and improve profitability. The Company estimates the restructuring charges, which consist of one-time severance charges in addition to consulting and other costs, will be approximately $2.0 million to be recorded in the first quarter of 2022. The Company anticipates the cost savings from the restructuring plan will support growth-related initiatives and help meet the long-term goals and liquidity needs of the Company.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the year ended December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and accounting officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth, in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021 based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021 as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

The Board ratified the appointment of Julie Nelson as Chief Operating Officer of the Company on February 28, 2022.

There is no arrangement or understanding between Ms. Nelson and any other person pursuant to which she was selected as an officer of the Company, and there is no family relationship between Ms. Nelson and any of the Company’s other directors or executive officers. The Company is not aware of any transaction involving Ms. Nelson requiring disclosure under Item 404(a) of Regulation S-K. Ms. Nelson’s biography is included in Part III, Item 10 of this Annual Report.

On February 25, 2022, the Company entered into an offer letter with Ms. Nelson (the “Offer Letter”). Pursuant to the Employment Agreement, Ms. Nelson will receive an annual base salary of $350,000 and will be eligible: (i) to participate in the Company’s benefit plans; (ii) for reimbursement of up to $50,000 in relocation expenses incurred in 2021 in connection with her relocation to the Lexington, Kentucky area; and (iii) for an annual discretionary cash bonus. Ms. Nelson will also be eligible under the Employment Agreement to receive future awards of stock options or other equity awards, subject to the approval of the Board or its compensation committee.

The foregoing summary of the Offer Letter does not purport to be complete and is subject to and qualified in its entirety by reference to the full text and complete terms of the Offer Letter, a copy of which is attached as Exhibit 10.35, and is incorporated herein by reference.

Item 9c. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our directors as of the date of this Annual Report were as follows:

Jonathan Webb, age 36, is our founder and has served as AppHarvest’s President and Chief Executive Officer and as a member of AppHarvest’s Board since AppHarvest’s incorporation in January 2018. Mr. Webb ceased serving as AppHarvest’s President in January 2021. From 2014 to February 2017, Mr. Webb served as contract support with Archetype USA for the U.S. Army Office of Energy Initiatives through the U.S. Department of Defense. Mr. Webb received a B.B.A. in Marketing from the University of Kentucky.

We believe that Mr. Webb is qualified to serve on the Board because of his deep knowledge of our company and his industry experience.

David Lee, age 50, has served as AppHarvest’s President since January 2021 and a member of AppHarvest’s Board since August 2020. Mr. Lee serves as a director of Benson Hill, a publicly traded food technology company, since January 2021. From December 2015 to January 2021, Mr. Lee served as the Chief Financial Officer of Impossible Foods Inc. From December 2015 to March 2019, Mr. Lee also served as the Chief Operating Officer of Impossible Foods Inc. From 2014 to December 2015, Mr. Lee served as the Chief Financial Officer of Zynga Inc. Mr. Lee received a B.A. in Government from Harvard College and an M.B.A. from the University of Chicago.

We believe that Mr. Lee is qualified to serve on the Board because of his extensive executive, financial and operational expertise within the agriculture industry, including his experience as the chief financial officer of a public company.

Kiran Bhatraju, age 36, has served as a member of AppHarvest’s Board since January 2018. Mr. Bhatraju currently serves as the Chief Executive Officer of Arcadia Power, Inc., a company he founded in 2014. Mr. Bhatraju received a B.A. in Political Science and Literature from the University of Pennsylvania.

We believe that Mr. Bhatraju is qualified to serve on our Board because of his extensive experience in the clean energy industry.

Ciara A. Burnham, age 55, has served as a member of AppHarvest’s Board since April 2021. Ms. Burnham currently serves as a director of Blend Labs, a public software company, since December 2021. From January 2019 to December 2020, Ms. Burnham served as a Partner and member of the Management Committee of QED Investors. From 1997 to January 2019, Ms. Burnham held a number of positions with Evercore, including Senior Managing Director and Chief Executive Officer of Evercore Trust Company N.A. Ms. Burnham received an A.B. from Princeton University and an M.B.A from Columbia Business School.

We believe that Ms. Burnham is qualified to serve on our board of directors because of her extensive financial and investment expertise.

Greg Couch, age 48, has served as a member of AppHarvest’s Board since January 2018. Mr. Couch currently serves as the chief executive officer of Meridian Wealth Management, LLC, which he founded in 2009. Mr. Couch received a bachelor’s degree from Eastern Kentucky University.

We believe that Mr. Couch is qualified to serve on our Board because of his financial and investment background and his deep knowledge of and involvement in Kentucky and the Appalachian region.

Anna Mason, age 37, has served as a member of AppHarvest’s Board since July 2020. Ms. Mason currently serves as Managing Partner of Rise of the Rest Seed Fund at Revolution, a position she has held since April 2021, and previously served as Partner from December 2017 to April 2021 and Director of Investments of Rise of the Rest Seed Fund from June 2016 to December 2017. Ms. Mason served as the Co-Founder of Burn This, Inc. from August 2012 to December 2015 and held the position of Vice President  —  Distressed and High Yield Trading at The Seaport Group from June 2009 to May 2013. Ms.

Mason received a B.A. in Political Science and Government from Harvard College and a M.B.A from the New York University Stern School of Business.

We believe that Ms. Mason is qualified to serve on our Board because of her financial and investment expertise, including her particular focus in the growth of startups.

R. Geof Rochester, age 62, has served as a member of AppHarvest’s Board since April 2021. Mr. Rochester currently serves as the Founder of and Strategic Advisor for GRC Advising, which he founded in January 2018. Mr. Rochester previously served as the Chief Marketing Officer of the Company from August 2020 to April 2021, and as a consultant of the Company from July 2019 to August 2020 and from April 2021 to September 2021. He also served as the Managing Director of The Nature Conservancy from July 2010 to December 2017 and as its Chief Marketing Officer from July 2010 to 2013. Mr. Rochester received a B.S. in Business Administration from Georgetown University and a M.B.A. from the Wharton School of the University of Pennsylvania.

We believe that Mr. Rochester is qualified to serve on our Board because of his thought leadership in corporate sustainability and social responsibility, philanthropy and marketing.

Martha Stewart, age 80, has served as a member of AppHarvest’s Board since May 2020. Ms. Stewart currently serves as the Chief Creative Officer of Marquee Brands, a position she has held since June 2019. Ms. Stewart served as Chief Creative Officer of Sequential Brands Group Inc. from December 2015 to June 2019 and Founder and Chief Creative Officer of Martha Stewart Living Omnimedia, Inc. from 1996 until its sale to Sequential Brands Group Inc. in December 2015. Ms. Stewart has served on the board of directors of the Sequential Brands Group, Inc. since December 2015. Ms. Stewart received a B.A. in European History and Architectural History from Barnard College.

We believe that Ms. Stewart is qualified to serve on our Board because of her deep executive experience leading global food and retail companies.

Jeffrey Ubben, age 60, has served as a member of AppHarvest’s Board since March 2019. Mr. Ubben currently serves as the Founder and Chairman of Inclusive Capital Partners, L.P., a position he has held since July 2020. Mr. Ubben held a number of positions with ValueAct Capital, a company he helped co-found, including Chairman, Chief Executive Officer and Chief Investment Officer, from 2000 to June 2020. Mr. Ubben has served on the boards of directors for Nikola Corporation, a publicly traded energy and transportation solutions company, since September 2019, Enviva Partners, LP, an industrial wood pellet production company, since June 2020, and Exxon Mobile Corporation, a publicly traded energy company, since February 2021. Mr. Ubben previously served on the boards of directors of AES Corporation from January 2018 to February 2021, Twenty-First Century Fox Inc. from November 2015 to April 2018 and Willis Towers Watson plc from January 2016 to November 2017. Mr. Ubben received a B.A. from Duke University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

We believe that Mr. Ubben is qualified to serve on our Board because of his investment industry background, experience serving on the boards of directors of public companies and leadership in socially responsible investing.

J. Kevin Willis, age 56, has served as a member of AppHarvest’s Board since February 2022. Mr. Willis is Senior Vice President and Chief Financial Officer of Ashland Global Holdings Inc., a public company, since September 2016. Mr. Willis held the same positions at Ashland Inc. and served in such capacities since May 2013. Mr. Willis received a bachelor’s degree in accounting from Eastern Kentucky University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

We believe that Mr. Willis is qualified to serve on our Board because of his financial expertise and extensive executive experience.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Leadership Structure

Our Corporate Governance Guidelines specify that the Board will select our Chief Executive Officer and Chairperson in the manner that it determines to be in the best interests of our stockholders and in accordance with any stockholder agreements. The Company does not believe there should be a fixed rule regarding the positions of Chief Executive Officer and Chairperson being held by different individuals, or whether the Chairperson should be an employee of the Company or should be elected from among the non-employee directors. The needs of the Company and the individuals available to assume these roles may require different outcomes at different times, and the Board believes that retaining flexibility in these decisions is in the best interests of the Company. The Nominating and Corporate Governance Committee periodically reviews this matter and makes recommendations to the Board. Most recently, the Nominating and Corporate Governance Committee has recommended, and the Board has determined, that the roles of Chief Executive Officer and Chairperson be combined. The Board is chaired by Mr. Webb, our Chief Executive Officer. The Board believes that it is advantageous to have a Chairperson with significant history with, and extensive knowledge of, our company, as is the case with Mr. Webb.

Our Corporate Governance Guidelines further specify that in the event that we do not have an independent Chairperson, the independent directors may designate a lead independent director. The Board has appointed Mr. Bhatraju as lead independent director in order to help reinforce the independence of the Board as a whole. The position of lead independent director has been structured to serve as an effective balance to Mr. Webb’s leadership as the combined Chief Executive Officer and Chairperson. The lead independent directors’ duties include: (i) presiding at all meetings of the Board at which the Chairperson is not present, including executive sessions of the independent directors; (ii) acting as liaison between the independent directors and the Chief Executive Officer and Chairperson; (iii) presiding over meetings of the independent directors; (iv) consulting with the Chairperson in planning and setting schedules and agendas for Board meetings; and (v) performing such other functions as the Board may delegate. As a result, we believe that the lead independent director can help ensure the effective independent functioning of the Board in its oversight responsibilities. In addition, we believe that the lead independent director serves as a conduit between the other independent directors and the Chairperson, for example, by facilitating the inclusion on meeting agendas of matters of concern to the independent directors.

Role of the Board in Risk Oversight

One of the key functions of the Board is the informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and the Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee will also monitor compliance with legal and regulatory requirements. The Compensation Committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Meetings of the Board and Its Committees

The Board met six times during the fiscal year ended December 31, 2021 following the completion of our Business Combination in January 2021. The Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee met nine, four and five times, respectively during the fiscal year ended December 31, 2021. Each director attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served, held during the portion of the fiscal year ended December 31, 2021 for which he or she was a director or committee member.

Information Regarding Committees of the Board

The Board has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides current membership information for each of these Board committees:

Name	Audit	Compensation	Nominating and Corporate Governance
Jonathan Webb
David Lee
Kiran Bhatraju		X*
Ciara Burnham(1)	X		X
Greg Couch	X
Anna Mason		X
R. Geof Rochester(1)
Martha Stewart		X
Jeffrey Ubben			X*
J. Kevin Willis(2)	X*		X

*	Committee Chairperson
(1)	Joined the Board in April 2021
(2)	Joined the Board in February 2022

Below is a description of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. Each of the committees operates pursuant to a written charter and each committee reviews and assesses the adequacy of its charter and submits its charter to the Board for approval. The written charters of the committees are available at the investors section of our website at www.appharvest.com. The inclusion of our website address here and elsewhere in this proxy statement does not include or incorporate by reference the information on our website into this proxy statement.

Audit Committee

The Audit Committee consists of Messrs. Willis and Couch and Ms. Burnham, each of whom the Board has determined satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of the Audit Committee is Mr. Willis. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector. In addition, the Board has determined that Mr. Willis qualifies as an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

The primary purpose of the Audit Committee is to discharge the responsibilities of the Board with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee the independent registered public accounting firm. Specific responsibilities of the Audit Committee include:

•helping the Board oversee corporate accounting and financial reporting processes;

•managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit the financial statements;

•discussing the scope and results of the audit with the independent registered public accounting firm, and

•reviewing, with management and the independent accountants, the interim and year-end operating results;

•developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•reviewing related person transactions;

•obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law; and

•approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

The Compensation Committee consists of Mr. Bhatraju and Msses. Mason and Stewart. The chairperson of the Compensation Committee is Mr. Bhatraju. The Board has determined that each member of the Compensation Committee is independent under the Nasdaq listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The primary purpose of the Compensation Committee is to discharge the responsibilities of the Board in overseeing the compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers, directors and other senior management, as appropriate. Specific responsibilities of the Compensation Committee include:

•reviewing and approving the compensation of the chief executive officer, other executive officers and senior management;

•administering the equity incentive plans and other benefit programs;

•reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for the executive officers and other senior management; and

•reviewing and establishing general policies relating to compensation and benefits of the employees, including the overall compensation philosophy.

Compensation Committee Processes and Procedures

Typically, the Compensation Committee meets quarterly and with greater frequency if necessary. The agenda for each meeting is usually developed by the chairperson of the Compensation Committee, in consultation with our Chief Executive Officer. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisers or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the Compensation Committee has the authority to obtain, at our expense, advice and assistance from compensation consultants and internal and external legal, accounting or other advisers and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Compensation Committee. In particular, the Compensation Committee has the authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after assessing the independence of such person in accordance with SEC and Nasdaq requirements that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

The Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, our Compensation Committee solicits and considers evaluations and recommendations submitted to the Compensation Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted.

Our Compensation Committee makes most of the significant adjustments to annual compensation, determines bonus and equity awards, and establishes new performance objectives at one or more meetings held during the first quarter of the year. Our Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year.

We have designed our executive compensation program to attract, motivate and retain a team of highly qualified executives who will drive innovation and business success. To inform executive compensation decisions and ensure the competitiveness of our executive compensation programs and decisions, our Compensation Committee benchmarks our executive compensation against the total executive compensation of a peer group of companies. For all executives and directors as part of its deliberations, the Compensation Committee may also review and consider, as appropriate, materials such as executive stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Messrs. Ubben and Willis and Ms. Burnham. The chairperson of the Nominating and Corporate Governance Committee is Mr. Ubben. All members of the Nominating and Corporate Governance Committee are independent under the Nasdaq listing standards. Specific responsibilities of the Nominating and Corporate Governance Committee include:

•identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on the Board;
•considering and making recommendations to the Board regarding the composition and chairpersonship of the committees of the Board;
•reviewing and recommending to the board the compensation paid to the directors;
•instituting plans or programs for the continuing education of the Board and orientation of new directors;
•reviewing, evaluating and recommending to the Board succession plans for our executive officers;
•developing and making recommendations to the Board regarding corporate governance guidelines and matters, including in relation to corporate social responsibility; and
•overseeing periodic evaluations of the performance of the Board, including our individual directors and committees.

Our Board determines the appropriate characteristics, skills and experience for the Board as a whole and for its individual members. The Board considers recommendation for nominees from the Nominating and Corporate Governance Committee. The Board, and in turn the Nominating and Corporate Governance Committee, consider the minimum general criteria below, and may add any specific additional criteria with respect to specific searches, in selecting candidates and existing directors for serving on the Board. An acceptable candidate may not fully satisfy all of the criteria, but is expected to satisfy nearly all of them. The Board believes that candidates for director should have certain minimum qualifications, including the highest person integrity and ethics, the ability to read and understand basic financial statements, understand AppHarvest’s industry and being older than 21.

In considering candidates recommended by the Nominating and Corporate Governance Committee, the Board intends to consider other factors, such as: (i) possessing relevant expertise upon which to be able to offer advice and guidance to management; (ii) having sufficient time to devote to the affairs of AppHarvest; (iii) demonstrating excellence in his or her field; (iv) having the ability to exercise sound business judgment; (v) experience as a board member or executive officer of another publicly held company; (vi) having a diverse personal background, perspective and experience; and (vii) having the commitment to rigorously represent the long-term interests of AppHarvest’s stakeholders consistent with AppHarvest’s public benefit corporation (“PBC”) status.

The Board and the Nominating and Corporate Governance Committee reviews candidates for director nomination in the context of the current composition of the Board, our operating requirements, and the long-term interests of AppHarvest’s stakeholders. In conducting this assessment, the Board and the Nominating and Corporate Governance Committee consider diversity (including diversity of gender, ethnic background and country of origin), age, skills and other factors that it deems appropriate to maintain a balance of knowledge, experience, and capability on the Board. For incumbent directors, the Board reviews those directors’ overall service to AppHarvest during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Board also determines whether the nominee must be independent for Nasdaq purposes.

Generally, our Nominating and Corporate Governance Committee identifies candidates for director nominees in consultation with management, using search firms or other advisors, through the recommendations submitted by stockholders or through such other methods as the Nominating and Corporate Governance Committee deems to be helpful to identify candidates. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote. The Nominating and Corporate Governance Committee may gather information about the candidates through interviews, questionnaires, background checks or any other means that the Nominating and Corporate Governance Committee deems to be appropriate in the evaluation process. We have no formal policy regarding board diversity. Our Nominating and Corporate Governance Committee’s priority in selecting board members is identification of persons who will further the interests of our company through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, and professional and personal experiences and expertise relevant to our growth strategy.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by providing timely notice in writing to our Secretary at c/o AppHarvest, Inc., 500 Appalachian Way, Morehead, Kentucky 40351. To be timely, we must receive the notice not less than 90 days nor more than 120 days prior to the anniversary of the prior year’s annual meeting of stockholders; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 30 days after such anniversary date, we must receive the stockholder’s notice (i) no earlier than the close of business on the 120th day prior to the proposed date of the annual meeting and (ii) no later than the close of business on the later of the 90th day prior to the annual meeting or the 10th day following the day on which we first make a public announcement of the date of the annual meeting. Submissions must include the specific information required in Section 5 of our Bylaws. For additional information about our director nomination requirements, please see our Bylaws.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2021, we believe that all of our officers, directors and greater than 10% beneficial owners timely filed all reports required by Section 16(a) of the Exchange Act, except for: (1) two late reports on Form 3 filed by Ciara Burnham and R. Geof Rochester in April 2021 and (2) one late report on Form 4 filed by David Lee in December 2021, to report the shares withheld to satisfy withholding tax obligations upon the vesting of restricted stock units.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The Code of Conduct is available at the investors section of our website at www.appharvest.com. Information contained on or accessible through this website is not a part of this proxy statement, and the inclusion of such website address in this proxy statement is an inactive textual reference only. Any amendments to the Code of Conduct, or any waivers of its requirements, are will be disclosed on our website to the extent required by applicable rules and exchange requirements.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to, among other things, board composition and selection including diversity, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines are available in the investors section of our website at www.appharvest.com.

Executive Officers

Our executive officers as of this Annual Report, who were not directors, were:

Loren Eggleton, age 39, has served as AppHarvest’s Chief Financial Officer since November 2020 and previously served as AppHarvest’s Senior Vice President, Finance and Treasurer from September 2020 to November 2020 and AppHarvest’s Chief Financial Officer from July 2019 to September 2020. From January 2014 to July, 2019, Mr. Eggleton served as Vice President of Finance for Famous Brands International. Mr. Eggleton received a B.S. in Accounting from the University of Kentucky and an M.S. in Accountancy from the University of Notre Dame — Mendoza College of Business.

Julie Nelson, age 49, serves as our Chief Operating Officer since February 2022. She joined the company as Executive Vice President, operations in August 2021. Previously she was an associate partner at McKinsey & Company from 2020 to 2021 and a vice president at PepsiCo responsible for operations and supply chain teams in Global Operations and North American Beverage from 2015 to 2019. She serves as an advisory council member for the West Virginia University Global Supply Chain Management Program. Nelson received an MBA from Harvard Business School and a B.S. in Economics from the Wharton School of the University of Pennsylvania.

Item 11. Executive Compensation

Executive Compensation

Our named executive officers for the fiscal year ended December 31, 2021 were:

•Jonathan Webb, our Chief Executive Officer;
•David Lee, our President;
•Loren Eggleton, our Chief Financial Officer; and
•Marcella Butler, our former Chief Operating Officer.

The Compensation Committee oversees the compensation policies, plans and programs and reviews and determines compensation to be paid to our named executive officers. The compensation policies we follow are intended to provide for compensation that is sufficient to attract, motivate and retain our executives and potential other individuals and to establish an appropriate relationship between executive compensation and the creation of stockholder value. Our executive compensation program is designed to align compensation with our business objectives and the creation of stockholder value, empowering individuals in Appalachia, driving positive environmental change in the agriculture industry and improving the lives of our employees and the community at large, while enabling us to attract, retain, incentivize and reward individuals who contribute to our long-term success. Decisions on the executive compensation program will be made by the Compensation Committee.

Summary Compensation Table

The following table shows information regarding the compensation earned by or paid to our named executive officers during the fiscal years ended December 31, 2021 and 2020. Since Mr. Lee was not a named executive officer during the previous fiscal year, we provided information with respect to his compensation solely with respect to the fiscal year ended December 31, 2021.

Name and Principal Position	Year	Salary ($)(1)	Bonus		Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation		All Other Compensation ($)		Total ($)
Jonathan Webb	2021	$250,000	$1,500,000	(3)	$31,282,077	—		$55,782	(4)(5)	$33,087,859
Chief Executive Officer	2020	137,692	—		—	—		22,717	(6)	160,409
David Lee	2021	650,000	—		22,567,690	—		21,521	(7)	23,239,211
President
Loren Eggleton	2021	345,000	—		—	—		13,784	(8)	358,784
Chief Financial Officer	2020	182,468	—		—	—		8,209	(9)	190,677
Marcella Butler(10)	2021	214,814	—		2,539,500	103,500	(11)	351,326	(12)	3,209,140
Former Chief Operating Officer	2020	99,615	—		1,726,788	—		25,605	(13)	1,852,008

(1)	Salary amounts represent actual amounts paid during 2021 and 2020.
(2)
Amounts reported represent the aggregate grant date fair value of RSUs and performance-RSUs granted to such named executive officers during 2021 and 2020 under the 2021 Equity Incentive Plan and 2018 Equity Incentive Plan, as applicable, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), excluding the effect of estimated forfeitures. The assumptions used in calculating the grant date fair value of the RSUs, performance-RSUs, market-RSUs and stock options reported in this column are set forth in Note 14 — Stock Compensation and Other Benefit Plans to our consolidated financial statements included elsewhere in this Annual Report.

This amount does not reflect the actual economic value that may have been or that may be realized by the named executive officer.

(3)	Amount represents a one-time bonus upon the closing of the Business Combination in recognition of Mr. Webb’s contributions to the Company.
(4)	One-third of the RSUs granted to Mr. Webb in 2021 were cancelled effective December 31, 2021 as the vesting conditions for such RSUS, which related to the Company’s performance on certain operational, social and environmental measures as well as performance of the Company’s stock price for 2021, were not satisfied. Mr. Webb did not and will not receive any economic value from the cancelled portion of the RSUs. Similarly, the remaining portion of the RSUs is also subject to vesting as detailed in Footnotes 2 and 3 to the table in “—Outstanding Equity Awards at December 31, 2021” below and will be cancelled if the vesting conditions are not satisfied. Mr. Webb did not receive any other equity awards in 2021.
(5)	Consists of amounts paid for Mr. Webb’s life and disability insurance premiums, 401(k) matching contributions, legal expenses of $10,615, vehicle lease of $8,943, home security of $25,521 and personal use of company-provided administrative support of $7,662 during the year.
(6)	Consists of amounts paid for Mr. Webb’s corporate housing, vehicle lease, cell phone and 401(k) matching contributions during the year.
(7)	Consists of amounts paid for Mr. Lee’s life and disability insurance premiums and 401(k) matching contributions of $20,875 during the year.
(8)	Consists of amounts paid for Mr. Eggleton’s life and disability insurance premiums and 401(k) matching contributions of $13,131 during the year.
(9)	Consists of amounts paid for Mr. Eggleton’s cell phone and 401(k) matching contributions during the year.
(10)	Effective July 7, 2021, Ms. Butler’s employment with AppHarvest was terminated.
(11)	Amount represents a 50% target bonus for 2021 payment pursuant to the Separation Agreement (described below) with Ms. Butler.
(12)	Consists of amounts paid for Ms. Butler’s life and disability insurance premiums and a lump sum severance payment of $350,000 pursuant to the Separation Agreement with Ms. Butler, reflecting 12 months of her base salary, during the year.
(13)	Consists of amounts paid for Ms. Butler’s relocation expenses, cell phone and 401(k) matching contributions during the year.

Outstanding Equity Awards at December 31, 2021

The following table shows certain information regarding outstanding equity awards held by each of our named executive officers at December 31, 2021:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested(1)
Jonathan Webb	04/12/2021	—	—	—	—	1,468,872(2)	$5,713,912
Chief Executive Officer	04/12/2021	—	—	—	—	489,624(3)	1,904,638
		—	—	—	—
David Lee	09/29/2020	—	—	—	—	125,439(4)	487,958
President	04/12/2021	—	—	—	—	1,333,000(5)	5,185,370

Loren Eggleton Chief Financial Officer	05/21/2019	147,849	209,431(6)	$0.22	05/20/2029	—	—

Marcella Butler(7)	08/28/2020	—	—	—	—	—	—
Former Chief Operating Officer	04/12/2021	—	—	—	—	—	—

(1)	Market value is calculated based on the closing price of our Common Stock on December 31, 2021, which was $3.89 per share, as reported on Nasdaq.
(2)	The shares underlying the RSUs vest as follows: One-third of the RSUs will vest if, prior to December 31, 2022, the closing price per share of our Common Stock equals or exceeds $15.50 per share for 90 consecutive trading days during the performance period of our annual bonus program for 2022; and one-third of the RSUs will vest if, prior to December 31, 2023, the closing price per share of our Common Stock equals or exceeds $17.50 per share for 90 consecutive trading days during the performance period of our annual bonus program for 2023. The RSU award is subject to acceleration of vesting in specified circumstances.
(3)	The shares underlying the RSUs vest in three equal annual installments based on the achievement of the Company’s performance on certain operational, social and environmental measures.
(4)	The shares underlying the RSUs vest in 12 equal quarterly installments commencing July 24, 2020, subject to Mr. Lee’s continued service at each vesting date.
(5)	25% of the shares underlying this RSU vested on January 25, 2022, and the remaining 75% of the shares underlying this option will vest in 12 equal quarterly installments thereafter, subject to Mr. Lee’s continued service at each vesting date.
(6)	25% of the shares underlying this option vested on May 21, 2020, and the remaining 75% of the shares underlying this option vest in 36 equal monthly installments thereafter, subject to Mr. Eggleton’s continued service at each vesting date.
(7)	Effective July 7, 2021, Ms. Butler’s employment with AppHarvest was terminated.

Employment Arrangements with Executive Officers

Each of our named executive officers is an at-will employee with certain rights to advance notice prior to termination. Except as set forth below, we have not entered into any employment agreements or offer letters with our named executive officers.

Jonathan Webb

In December 2020, we entered into an employment agreement with Jonathan Webb, our Chief Executive Officer. Pursuant to the agreement, Mr. Webb receives an annual base salary of $250,000 and is eligible (i) to participate in our benefit plans and (ii) for an annual discretionary cash bonus beginning on January 1, 2024 in accordance with any bonus plan adopted by our board.

David Lee

In January 2021, we entered into an offer letter agreement with David Lee. Pursuant to the offer letter, Mr. Lee receives an annual base salary of $650,000 and is eligible: (i) to participate in our benefit plans; and (ii) subject to approval of our board, for participation in short-term and long-term incentive programs to be adopted by our board, with target payouts of 100% of base salary under the short-term program for 2021 and 200% of base salary for each year of the three-year long-term program (subject to continued employment for the entire three-year period), in each case contingent upon the achievement of performance goals that will be set by our board. The offer letter further provides that we reimburse Mr. Lee for reasonable travel expenses incurred to regularly travel to our headquarters and, at Mr. Lee’s request, for twenty-four months of housing expenses.

Loren Eggleton

In December 2020, we entered into an employment agreement with Loren Eggleton, our Chief Financial Officer. Pursuant to the agreement, Mr. Eggleton receives an annual base salary of $345,000 and is eligible: (i) to participate in our benefit plans; and (ii) for an annual discretionary cash bonus in accordance with any bonus plan adopted by our board. Mr. Eggleton is also eligible under his employment agreement to receive future awards of stock options or other equity awards, subject to the approval of our board or its Compensation Committee, pursuant to any plans or arrangements we may have in effect from time to time.

Marcella Butler

In December 2020, we entered into an employment agreement with Marcella Butler, our former Chief Operating Officer. Pursuant to the agreement, Ms. Butler received an annual base salary of $350,000 and was eligible: (i) to participate in our benefit plans; (ii) for reimbursement of up to $20,000 in relocation expenses incurred in 2020 in connection with her relocation to the Lexington, Kentucky area; and (iii) for an annual discretionary cash bonus in accordance with any bonus plan adopted by our Board. Ms. Butler was also eligible under her employment agreement to receive future awards of stock options or other equity awards, subject to the approval of our Board or Compensation Committee, pursuant to any plans or arrangements we may have in effect from time to time.

Subsequent to December 31, 2020, our Board determined that the duties and responsibilities of Ms. Butler evolved such that she was no longer an “officer” within the meaning of Rule 16a-1(f) under the Exchange Act or an “executive officer” within the meaning of Rule 3b-7 under the Exchange Act. Her title was changed from Chief Operating Officer to Chief People Officer.

Effective July 7, 2021, Ms. Butler’s employment with AppHarvest was terminated and we have no further obligations under this employment agreement.

Potential Payments and Benefits upon Termination or Change of Control

Jonathan Webb

Pursuant to the terms of the employment agreement with Mr. Webb, if Mr. Webb’s employment is terminated by us without “Cause” or by Mr. Webb for “Good Reason” (such terms as defined in the employment agreement with Mr. Webb), then, provided Mr. Webb timely executes and does not revoke a release agreement in our favor (in the form attached to his employment agreement) and complies with his continuing obligations under the agreement and his confidential information agreement, he will receive the following severance benefits: (a) continuing payments of his then-current annual base salary for six months; (b) payment of the premiums necessary to continue health insurance coverage for himself and his eligible dependents under our group health plans pursuant to COBRA or similar state insurance laws, for up to six months; (c) if the separation occurs after January 1, 2024, a prorated annual bonus using the target bonus amount, prorated based on the number of days elapsed in the bonus year through the date of termination; and (d) accelerated vesting and, if applicable, exercisability of the then-unvested portion of each of his outstanding equity awards (other than any equity awards subject to performance-based or other similar vesting criteria) that would have become vested had he remained employed for an additional six months following his termination.

David Lee

Pursuant to the terms of the offer letter with Mr. Lee, if Mr. Lee’s employment is terminated by us without “Cause” or by Mr. Lee for “Good Reason” (such terms as defined in the offer letter with Mr. Lee), then, provided Mr. Lee timely executes and does not revoke a release of claims in our favor, he will receive the following severance benefits: (a) continuing payments of his then-current annual base salary for twelve months; (b) payment of the premiums necessary to continue health insurance coverage for himself and his eligible dependents under our group health plans pursuant to COBRA or similar state insurance laws, for up to twelve months; and (c) a pro rata portion of the target bonus under the short-term and long-term incentive programs.

If Mr. Lee’s employment is terminated by us for a reason other than for “Cause”, death or disability or by Mr. Lee for “Good Reason” (such terms as defined in the offer letter with Mr. Lee), then 25% of the then-unvested portion of each of his outstanding equity awards will become fully vested. If Mr. Lee’s employment is terminated by us for a reason other than for “Cause”, death or disability or by Mr. Lee for “Good Reason” (such terms as defined in the offer letter with Mr. Lee) within three months prior to or 12 months after a Change in Control (as defined in the 2021 Equity Incentive Plan), then 100% of the then-unvested portion of each of his outstanding equity awards will become fully vested.

Loren Eggleton

Pursuant to the terms of the employment agreement with Mr. Eggleton, if Mr. Eggleton’s employment is terminated by us without “Cause” or by Mr. Eggleton for “Good Reason” (such terms as defined in the employment agreement with Mr. Eggleton), then, provided Mr. Eggleton timely executes and does not revoke a separation agreement including, among other terms, a release of claims in our favor, and complies with his continuing obligations under the agreement and his confidential information agreement, he will receive the following severance benefits: (a) continuing payments of his then-current annual base salary for six months; (b) payment of the premiums necessary to continue health insurance coverage for himself and his eligible dependents under our group health plans pursuant to COBRA or similar state insurance laws, for up to six months; (c) an amount equal to 50% of his then-current annual target bonus; and (d) accelerated vesting and, if applicable, exercisability of the then-unvested portion of each of his outstanding equity awards (other than any equity awards subject to performance-based or other similar vesting criteria) that would have become vested had he remained employed for an additional six months following his termination.

Marcella Butler

Pursuant to the terms of the employment agreement with Ms. Butler, if Ms. Butler’s employment is terminated by us without “Cause” or by Ms. Butler for “Good Reason” (such terms as defined in the employment agreement with Ms. Butler), then, provided Ms. Butler timely executes and does not revoke a separation agreement including, among other terms, a release of claims in our favor, and complies with her continuing obligations under the agreement and her confidential information agreement, she will receive the following severance benefits: (a) continuing payments of her then-current annual base salary for six months; (b) payment of the premiums necessary to continue health insurance coverage for herself and her eligible dependents under our group health plans pursuant to COBRA or similar state insurance laws, for up to six months; (c) an amount equal to 50% of her then-current annual target bonus; and (d) accelerated vesting and, if applicable, exercisability of the then unvested portion of each of her outstanding equity awards (other than any equity awards subject to performance-based or other similar vesting criteria) that would have become vested had she remained employed for an additional six months following her termination.

On July 9, 2021, we entered into a separation agreement (the “Separation Agreement”) with Ms. Butler. Pursuant to the terms and conditions of the Separation Agreement, we agreed to pay Ms. Butler 12 months of severance, payable as a lump sum subject to standard payroll deductions and withholdings, as well as fifty percent of her target bonus for 2021 and 12 months and 7 days of acceleration of her unvested equity awards. The Separation Agreement contains customary broad form releases and confidentiality provisions.

Effective July 7, 2021, Ms. Butler’s employment with AppHarvest was terminated and we have no further obligations under this employment agreement.

Employee Cash Incentive Plan

In March 2021, the Compensation Committee adopted an Employee Cash Incentive Plan (the “Cash Incentive Plan”) which governs the terms of annual cash incentive awards granted to eligible employees of the Company, as determined by the Compensation Committee from time to time. Our named executive officers are eligible to participate in the Cash Incentive Plan, except that Mr. Webb is not eligible to participate for the 2021 performance period. The Compensation Committee (or its delegate) administers the Cash Incentive Plan and has the authority to determine all of the awards granted under the Cash Incentive Plan.

The Cash Incentive Plan provides for a cash incentive award determined based on the achievement of specified annual Company performance goals, which include net revenue, adjusted EBITDA and improvement in the Company’s benefit corporation certification score, as well as individual performance goals. Each eligible employee was assigned an individual incentive target expressed as a percentage of the employee’s annual base salary.

Following the end of each annual performance period, the Committee determines achievement of the Company and individual performance goals. The Committee may modify and/or adjust the performance goals or the related level of achievement, in whole or in part, as it deems appropriate or equitable. Any cash incentive awards that become payable under the Cash Incentive Plan will generally be paid no later than 90 days following the end of the applicable performance period. In order to receive an award under the Cash Incentive Plan, the participant must generally remain employed and in good standing with the Company through the date of payment.

In January 2022, the Compensation Committee determined that no bonuses under the Cash Incentive Plan, whether based on Company performance relative to 2021 Corporate Goals or individual incentive targets, will be paid for the 2021 performance period.

Long-Term Incentives

Equity-based compensation has been and will continue to be an important foundation in executive compensation packages as we believe it is important to maintain a strong link between executive incentives and the creation of stockholder value. We believe that performance and equity-based compensation can be an important component of the total executive compensation package for maximizing stockholder value while, at the same time, attracting, motivating and retaining high-quality executives.

2021 Equity Incentive Plan

In January 2021, our Board adopted and our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective immediately upon the closing of the Business Combination. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of our affiliates. Under the 2021 Plan, our Board has the authority to determine award recipients, grant dates, the numbers and types of stock awards to be granted, the applicable fair market value, and the provisions of each stock award, including the period of exercisability and the vesting schedule applicable to a stock award. See “Equity Compensation Plans at December 31, 2021” for further information.

The maximum number of shares of Common Stock that may be issued under the 2021 Plan will not exceed 10,026,958 shares of Common Stock (the “2021 Plan Shares”). As of February 15, 2022, we had 9,732,012 shares of Common Stock reserved for issuance pursuant to the 2021 Plan.

2021 Employee Stock Purchase Plan

Our Board and stockholders adopted the 2021 Employee Stock Purchase Plan (“ESPP”) in January 2021. The ESPP became effective immediately upon the closing of the Business Combination. The purpose of the ESPP is to provide a means whereby we can align the long-term financial interests of its employees with the financial interests of our stockholders. In addition, our Board believes that the ability to allow our employees to purchase shares of Common Stock will help us to attract, retain, and motivate employees and encourages them to devote their best efforts to our business and financial success. See

“Equity Compensation Plans at December 31, 2021” for further information. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code.

The maximum number of shares of Common Stock that may be issued under the ESPP is 2,005,392 shares of Common Stock (the “ESPP Shares”). As of the February 15, 2022, we had 1,966,656 shares of Common Stock reserved for issuance pursuant to the ESPP.

In August 2021, our Board amended the 2021 Plan and the ESPP to remove the “evergreen” features therein. The “evergreen” provision in the 2021 Plan operated to annually increase the maximum number of 2021 Plan Shares authorized and available for issuance without seeking stockholder approval by 2.5% of the total number of shares of our Common Stock outstanding on December 31st of the preceding year or such lesser number of shares as determined by the Board. The “evergreen” provision in the ESPP operated to annually increase the maximum number of ESPP Shares authorized and available for issuance without seeking stockholder approval by the lesser of (i) 1% of the total number of shares of our Common Stock outstanding on December 31st of the preceding year, (ii) 3,008,087 shares of our Common Stock and (iii) such lesser number of shares as determined by the Board.

The 2018 Plan

Legacy AppHarvest’s Board adopted, and its stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”) in January 2018. The 2018 Plan was terminated in connection with the Business Combination. The 2018 Plan permitted the grant of stock options (incentive share options and non-qualified share options), stock appreciation rights, restricted stock awards, RSUs and other stock awards. Incentive share options could be granted only to Legacy AppHarvest’s employees and to any of Legacy AppHarvest’s parent or subsidiary corporation’s employees. All other awards could be granted to employees, non-employee directors and consultants of Legacy AppHarvest and to employees and consultants of Legacy AppHarvest’s affiliates.

401(k) Plan

We maintain a 401(k) Plan that is intended to qualify as a tax-qualified plan under Section 401 of the Code, which our named executive officers are eligible to participate in on the same basis as our other employees.

Limitation on Liability and Indemnification of Directors and Officers

Our amended and restated certificate of incorporation (“Certificate of Incorporation”) limits a directors’ liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

•for any transaction from which the director derives an improper personal benefit;

•for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•for any unlawful payment of dividends or redemption of shares; or

•for any breach of a director’s duty of loyalty to the corporation or its stockholders.

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission. If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and our Bylaws provide that we will, in certain situations, indemnify our directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, we have entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at its request.

We also maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the Certificate of Incorporation and Bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy.

DIRECTOR COMPENSATION

The following tables set forth information regarding the compensation earned by or paid to non-employee directors for service on our Board during the fiscal year ended December 31, 2021. Mr. Webb and Mr. Lee did not receive any additional compensation for their service as directors. Mr. Willis joined the Board in February 2022 and received no compensation from us during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)(3)		Option Awards(2)(3)	All Other Compensation	Total
Kiran Bhatraju	$69,167	$57,105		$—	$—	$126,272
Ciara A. Burnham	54,390	24,658		—	—	79,048
Gregory Couch	69,167	57,105		—	—	126,272
Robert J. Laikin	69,167	57,105		—	—	126,272
Anna Mason	—	57,105	(4)	—	—	57,105
R. Geof Rochester	18,750	15,410		—	118,584(5)	152,744
Martha Stewart	69,167	57,105		—	—	126,272
Jeffrey Ubben	69,167	57,105		—	—	126,272
J.D. Vance(6)	—	—		—	—	—
David Chen(7)	—	—		—	—	—

(1) Includes annual fees paid to all directors for their service on the Board.
(2) Amounts reported represent the aggregate grant date fair value of RSUs and stock options granted to such non-executive director during 2021 under the 2021 Equity Incentive Plan, computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in calculating the grant date fair value of the RSUs and stock options reported in this column are set forth in Note 15 — Stock Compensation and Other Benefit Plans to our consolidated financial statements included elsewhere in this Annual Report. This amount does not reflect the actual economic value that may be realized by the director.

(3) The following table sets forth the aggregate number of RSUs and the aggregate number of shares underlying stock options held by each non-employee director as of December 31, 2021:

Name	RSUs	Number of Shares Underlying Options
Kiran Bhatraju	3,373	—
Ciara A. Burnham	3,253	—
Gregory Couch	3,373	—
Robert J. Laikin	3,373	—
Anna Mason	— (4)	—
R. Geof Rochester	34,289	—
Martha Stewart	3,373	588,637
Jeffrey Ubben	3,373	—
J.D. Vance(6)	—	—
David Chen(7)	—	—

(4) Ms. Mason voluntarily forfeited these RSUs after they were granted and she never received any economic benefit.
(5) Amount represents fees paid to Mr. Rochester pursuant to the consulting agreement with Mr. Rochester. See Item 13 – Certain Relationships and Related Transactions, and Director Independence - Arrangements with R. Geoff Rochester below.
(6) Mr. Vance resigned from the Board effective April 2021.
(7) Mr. Chen resigned from the Board effective March 2021.

Director Compensation Policy

Beginning in 2020, we provided equity-based compensation to new independent directors who are not employees or affiliated with our largest investors for service on the Board. Previously, we did not provide cash, equity or other non-equity compensation for service on our Board.

In March 2021, our Board approved the terms of a new non-employee director compensation policy. Pursuant to this policy, each non-employee director receives the following compensation for service on the board:

•an annual cash retainer of $75,000;

•an additional cash retainer of $50,000 to the non-executive Chairperson of the Board, if applicable; and

•an annual restricted stock unit award having a value of $100,000 which will be granted on the date of our annual stockholders’ meeting and which will vest in full on the date of the following year’s annual meeting, or the date immediately preceding the date of the following year’s annual meeting if the non-employee director’s service as a director ends at such meeting as a result of the director’s failure to be re-elected or the director not standing for reelection.

The annual cash compensation amounts will be payable in equal quarterly installments in arrears following the end of each fiscal quarter in which the service occurs, prorated for any partial months of service, with the first payment being retroactive to January 29, 2021.

Our policy is to reimburse directors for reasonable and necessary out-of-pocket expenses incurred in connection with attending board and committee meetings or performing other services in their capacities as directors.

Our board of directors expects to review director compensation periodically to ensure that director compensation remains competitive such that we are able to recruit and retain qualified directors.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has ever been an executive officer or employee of the Company. None of our executive officers currently serve, or has served during the last completed fiscal year, on the Compensation Committee or board of directors of any other entity that has one or more executive officers that serve as a member of the board of directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock as of the February 15, 2022 by:

•each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the shares of our Common Stock;

•each of our named executive officers

•each of our directors; and

•all of our current executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable and RSUs that vest within 60 days. Options to purchase shares of our common stock that are exercisable within 60 days of the February 15, 2022 are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

This table is based upon information supplied by officers, directors and principal securityholders and Schedules 13G or 13D filed with the SEC, as the case may be. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Applicable percentages are based on 101,331,768 shares of Common Stock outstanding on the February 15, 2022, adjusted as required by rules promulgated by the SEC.

	Beneficial Ownership
Name and Address of Beneficial Owner(1)	Number of Shares	% of Total
5% Stockholder
Jonathan Webb	18,319,047	18.1%
Inclusive Capital Partners Spring Master Fund, L.P.(2)	8,798,704	8.7%
Rise of the Rest Seed Fund, LP(3)	5,396,594	5.3%
BNP Paribas Asset Management UK Ltd.(4)	5,202,193	5.1%
Named Executive Officers and Directors
Jonathan Webb	18,319,047	18.1%
Loren Eggleton(5)	420,823	*
David Lee(6)	282,794	*
Kiran Bhatraju(7)	554,036	*
Ciara A. Burnham(8)	17,403	*
Greg Couch(9)	273,062	*
Anna Mason	–	*
R. Geof Rochester(10)	32,256	*
Martha Stewart(11)	363,091	*
Jeffrey Ubben(12)	8,802,077	8.7%
J. Kevin Willis	–	*
Marcella Butler**	–	*
All current directors and executive officers as a group (12 individuals)(13)	29,064,589	28.7%

*	Less than 1%
**	Effective July 7, 2021, Ms. Butler’s employment with AppHarvest was terminated.
(1)	Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o AppHarvest, Inc. 500 Appalachian Way, Morehead, KY 40351.
(2)	These shares are held by Inclusive Capital Partners Spring Master Fund, L.P. (“Inclusive Capital”) Jeffrey Ubben is the controlling member of the management committee of Inclusive Capital Partners, L.L.C., the general partner of Inclusive Capital Partners, L.P., the investment manager to Inclusive Capital Partners Spring Master Fund, L.P. The principal business address of In-Cap Spring Master Fund is 572 Ruger Street, Suite B, San Francisco, CA 94129.
(3)	Stephen M. Case holds sole voting and dispositive power over the shares held by Rise of the Rest Seed Fund, LP (“ROTR”). The principal business address of ROTR is 1717 Rhode Island Avenue NW, Suite 1000, Washington, DC 20036.
(4)	As reported on a Schedule 13G filed by BNP Paribas Asset Management UK Ltd. (“BNP”) on January 31, 2022. BNP has sole voting and dispositive power over the shares. The principal business address is 5 Aldermanbury Square, London, EX2V 7BP.
(5)	Consists of (i) 236,014 shares of Common Stock and (ii) 184,809 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of February 15, 2022.
(6)	Consists of (i) 62,134 shares of Common Stock and (ii) 220,660 shares of Common Stock issuable upon the settlement of restricted stock units that will vest within 60 days of February 15, 2022.
(7)	Consists of (i) 550,663 shares of Common Stock and (ii) 3,373 shares of Common Stock issuable upon the settlement of restricted stock units that will vest within 60 days of February 15, 2022.
(8)	Consists of (i) 14,150 shares of Common Stock and (ii) 3,253 shares of Common Stock issuable upon the settlement of restricted stock units that will vest within 60 days of February 15, 2022.
(9)	Consists of (i) 13,373 shares of Common Stock held by Greg Couch, individually, (ii) 256,316 shares of Common Stock held by Couch Holdings II, LLC (“Couch Holdings”) and (iii) 3,373 shares of Common Stock issuable upon the settlement of restricted stock units that will vest within 60 days of February 15, 2022. Greg Couch is the Managing Member of Couch Holdings. The principal business address of Couch Holdings is 250 West Main Street, Suite 3150, Lexington, KY 40507.
(10)	Consists of 32,256 shares of Common Stock.
(11)	Consists of (i) 359,718 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of February 15, 2022 and (ii) 3,373 shares of Common Stock issuable upon the settlement of restricted stock units that will vest within 60 days of February 15, 2022.
(12)	Consists of (i) 8,798,704 shares held by Inclusive Capital, as described above in footnote (2) and (ii) 3,373 shares of Common Stock issuable upon the settlement of restricted stock units that will vest within 60 days of February 15, 2022.
(13)	Consists of (i) 10,143,610 shares of Common Stock, (ii) 544,527 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of February 15, 2022 and (iii) 237,405 shares of Common Stock issuable upon the settlement of restricted stock units that will vest within 60 days of February 15, 2022.

Equity Compensation Plans at December 31, 2021

The following table shows certain information with respect to all of our equity compensation plans in effect as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights (a)	Weighted- average exercise price of outstanding stock options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)
2018 Equity Incentive Plan	4,083,514	$0.33	—
2021 Equity Incentive Plan	5,824,391	0.51	4,092,429
2021 Employee Stock Purchase Plan	—	—	1,966,656	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	9,907,905	$0.44	6,059,085

(1) The equity compensation plans approved by security holders are described in Note 14 — Stock Compensation and Other Benefit Plans to our consolidated financial statements included elsewhere in this Annual Report and include the 2021 Equity Incentive Plan, the 2021 Employee Stock Purchase Plan and the 2018 Equity Incentive Plan, which were approved by our stockholders.

(2) Total shares remaining available for issuance under the Employee Stock Purchase Plan includes the shares that will be issued upon the closing of the offering period that commenced December 1, 2021 and ends on May 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in “Executive Compensation”, below is a description of transactions since January 1, 2020 to which we were a party or will be a party, in which:

•the amounts involved exceeded or will exceed $120,000; and

•any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Registration Right Agreement

In connection with the closing of the Business Combination, we entered into the Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) on January 29, 2021, with Novus and certain stockholders, pursuant to which such holders of Registrable Securities (as defined therein), subject to certain conditions, are entitled to certain registration rights. Pursuant to the Registration Rights Agreement, we agreed that, within 30 days following the closing of the Business Combination, we will file with the SEC (at our sole cost and expense) a registration statement registering the resale of such Registrable Securities, and we will use our commercially reasonable efforts to have such registration statement declared effective by the SEC as soon as reasonably practicable after the filing thereof. Certain of such stockholders has been granted demand underwritten offering registration rights and all of such stockholders have been granted piggyback registration rights. The Registration Rights Agreement does not provide for any cash penalties by us if we fail to satisfy any of our obligations under the Registration Rights Agreement. The stockholders may not exercise their registration rights after the seven-year anniversary of the closing of the Business Combination.

Lock-Up Agreements

In connection with the closing of the Business Combination certain of our stockholders agreed, subject to certain exceptions, not to, without the prior written consent of our Board, (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder, any shares of Common Stock held by them immediately after the closing of the Business Combination, or issuable upon the exercise of options to purchase shares of Common Stock held by them immediately after the closing of the Business Combination, or securities convertible into or exercisable or exchangeable for Common Stock held by them immediately after the closing of the Business Combination (the “Lock-up Shares”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the Lock-up Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii) provided, however, that with respect to the initial stockholders of Novus listed on Schedule C of the Business Combination Agreement (the “Novus Initial Stockholders”), the Lock-up Shares are limited to the 2,500,000 shares held by Novus Initial Stockholders of Novus common stock initially purchased by the Novus Initial Stockholders in a private placement in connection with Novus’s initial public offering of units, consummated on May 19, 2020, (the “Novus IPO”).

With respect to 50% of the Lock-up Shares (the “Early Release Shares”), the Lock-Up Period (as defined in the Lock-Up Agreement) terminated on January 29, 2022, which was the earlier of (i) 365 days after the Closing Date or (ii) the day after the date on which the closing price of the Common Stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 180 days after the closing of the Business Combination. With respect to the shares held by any signatory of the Lock-Up Agreement that were not Early Release Shares, the Lock-up Period terminated on January 29, 2022, which was the earlier of (i) 365 days after the closing of the Business Combination or (ii) the closing of a sale, merger, liquidation, or exchange offer transaction after the closing of the Business Combination.

Novus Related Agreements

In March 2020, the Novus Initial Stockholders purchased an aggregate of 2,500,000 shares of Novus common stock in a private placement for an aggregate purchase price of $25,000. In addition, in March 2020, Novus issued an aggregate of 150,000 shares of Novus common stock to the designees of EarlyBirdCapital.

Business Combination Private Placement

In connection with the execution of the Business Combination Agreement, Novus entered into Subscription Agreements with the Subscribers, pursuant to which the Subscribers agreed to purchase, and Novus agreed to sell the Subscribers, an aggregate of 37,500,000 shares of Novus common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $375.0 million, in a private placement pursuant to the Subscription Agreements (the “PIPE”). Concurrent with the closing of the Business Combination:

•Inclusive Capital Partners Spring Master Fund, L.P., which is affiliated with Jeffrey Ubben and is an owner of greater than 5% of our capital stock, purchased 2,000,000 shares of Novus common stock in the PIPE for an aggregate purchase price of $20.0 million;

•Peter Halt, our former Chief Financial Officer, purchased 40,000 shares of Novus common stock in the PIPE for an aggregate purchase price of $400,000;

•Robert J. Laikin, Larry M. Paulson, Heather Goodman, and Bradley Bostic, each a director of Novus, or their affiliates purchased 125,000 shares, 100,000 shares, 50,000 shares and 75,000 shares, respectively, at an aggregate purchase price of $1.25 million, $1.0 million, $500,000 and $750,000, respectively.

Private Warrants

Simultaneously with the Novus IPO, the Novus Initial Stockholders purchased an aggregate of 3,250,000 Private Warrants at a price of $1.00 per Private Warrant ($3.25 million in the aggregate) in a private placement. Each Private Warrant entitles the holder to purchase one share of Novus common stock at a price of $11.50 per share, subject to adjustment. Proceeds from the Private Warrants were added to the proceeds from the Novus IPO held in the trust account. If Novus did not complete an initial business combination within 18 months from the closing of Novus IPO, the proceeds from the sale of the Private Warrants would have expired worthless. The Private Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Novus Initial Stockholders or their permitted transferees.

Promissory Note

From March through May 2020, Robert J. Laikin, Novus’s Chairman, loaned Novus an aggregate of $97,525 under a $150,000 promissory note to cover expenses related to the Novus IPO. These loans were non-interest bearing and were repaid with the proceeds from the Novus IPO.

Sponsor Support Agreement

On September 28, 2020, Novus, Legacy AppHarvest and the Novus Initial Stockholders entered into the Sponsor Support Agreement pursuant to which the Novus Initial Stockholders agreed to vote all of their shares of Novus common stock in favor of the approval and adoption of the Business Combination. Additionally, such Novus Initial Stockholders agreed, among other things, not to (a) transfer any of their shares of Novus common stock (or enter into any arrangement with respect thereto), subject to certain customary exceptions, (b) enter into any voting arrangement that is inconsistent with the Sponsor Support Agreement or (c) exercise their redemption rights in connection with the Merger.

Private Placements of Securities by Legacy AppHarvest Prior to the Closing of the Business Combination

Series B Preferred Stock Financing

Between December 2019 and February 2020, Legacy AppHarvest issued and sold an aggregate of 2,631,972 shares of our Series B Preferred Stock at a purchase price of $4.1681 per share, for an aggregate purchase price of $11.0 million. Each share of our Series B Preferred Stock converted into one share of Common Stock immediately prior to the closing of the Business Combination.

The table below sets forth the number of shares of Series B Preferred Stock purchased by our related parties:

Stockholder	Shares of Series B Preferred Stock	Total Purchase Price
CEFF AppHarvest Equity Holdings, LLC(1)	1,079,628	$4,499,997
Inclusive Capital Partners Spring Master Fund, L.P.(2)	719,752	2,999,998
Rise of the Rest Seed Fund, LP(3)	359,876	1,499,999

(1)	David Chen, a former member of our Board, is the chief executive officer and chairman of Equilibrium Capital Group, the manager of CEFF AppHarvest Equity Holdings, LLC, a beneficial owner of greater than 5% of our capital stock.
(2)	Jeffrey Ubben, a member of our Board, is the controlling member of the management committee of Inclusive Capital Partners, L.L.C., the general partner of Inclusive Capital Partners, L.P., the investment manager to Inclusive Capital Partners Spring Master Fund, L.P., an owner of greater than 5% of our capital stock.
(3)	Anna Mason, a member of our Board, is a partner of Rise of the Rest Seed Fund, LP, a beneficial owner of greater than 5% of our capital stock.

Series C Preferred Stock Financing

In July 2020, Legacy AppHarvest issued and sold an aggregate of 5,130,658 shares of our Series C Preferred Stock at a purchase price of $5.4865 per share, for an aggregate purchase price of $28.1 million. Each share of our Series C Preferred Stock converted into one share of Common Stock immediately prior to the closing of the Business Combination.

The table below sets forth the number of shares of Series C Preferred Stock purchased by our related parties:

Stockholder	Shares of Series C Preferred Stock	Total Purchase Price
Narya Capital Fund I, L.P.(1)	1,366,991	7,499,996
Inclusive Capital Partners Spring Master Fund, L.P.(2)	1,275,858	6,999,995
CEFF AppHarvest Equity Holdings, LLC(3)	452,173	2,480,847
Rise of the Rest Seed Fund, LP(4)	291,624	1,599,995
Couch Holdings II, LLC(5)	23,839	130,793

(1)	J.D. Vance, a former member of our Board, is the managing partner of Narya Capital Management LLC, the general partner of Narya Capital Fund I, L.P., a beneficial owner of greater than 5% of our capital stock.
(2)	Jeffrey Ubben, a member of our Board, is the controlling member of the management committee of Inclusive Capital Partners, L.L.C., the general partner of Inclusive Capital Partners, L.P., the investment manager to Inclusive Capital Partners Spring Master Fund, L.P., an owner of greater than 5% of our capital stock.
(3)	David Chen, a former member of our Board, is the chief executive officer and chairman of Equilibrium Capital Group, the manager of CEFF AppHarvest Equity Holdings, LLC, a beneficial owner of greater than 5% of our capital stock.
(4)	Anna Mason, a member of our Board, is a partner of Rise of the Rest Seed Fund, LP, a beneficial owner of greater than 5% of our capital stock.
(5)	Gregory Couch, a member of our Board, is affiliated with Couch Holdings II, LLC.

Convertible Promissory Note

In connection with the execution of the Business Combination Agreement, Legacy AppHarvest entered into the Legacy AppHarvest Convertible Notes in the principal amount of $30.0 million with Inclusive Capital Partners Spring Master Fund, L.P., which is affiliated with Jeffrey Ubben and is an owner of greater than 5% of our capital stock. The notes accrued interest at 8.0% per year. Immediately prior to the Effective Time, Novus assumed the Legacy AppHarvest Convertible Notes. At the

Effective Time, the outstanding principal and unpaid accrued interest due on the Legacy AppHarvest Convertible Notes were converted into an aggregate of 3,242,336 shares of Common Stock in accordance with the terms of such Legacy AppHarvest Convertible Notes, and such converted Legacy AppHarvest Convertible Notes ceased to exist, and any liens securing obligations under the Legacy AppHarvest Convertible Notes were released.

Agreements with Equilibrium Controlled Environment Foods Fund, LLC and its affiliates

Equipment Loan Agreement

In May 2020, Legacy AppHarvest and AppHarvest Morehead, our wholly-owned subsidiary, entered into a commercial note (the “Note”) and loan agreement (the “Equipment Loan”) with Morehead Farm LLC (“Morehead Farm”) pursuant to which Morehead Farm loaned us the principal amount of $2.0 million at an annual interest rate equal to 9.5% in order to finance the purchase of certain equipment associated with the Morehead CEA facility (the “Financed Equipment”). In accordance with the terms of the Note, Legacy AppHarvest granted Morehead Farm a first priority security interest in the Financed Equipment.

The Equipment Loan was terminated in accordance with its terms when Legacy AppHarvest began partially occupying the Morehead CEA facility in October 2020 and the principal and interest Legacy AppHarvest owed under the Equipment Loan Agreement was included in the purchase price under the Membership Interest Purchase and Sale Agreement (the “MIPSA”).

Right of First Refusal Agreement

In May 2019, Legacy AppHarvest entered into a right of first refusal agreement (the “ROFR Agreement”) with Equilibrium pursuant to which Legacy AppHarvest granted Equilibrium a right of first refusal to finance the construction of any greenhouse built by us within a certain distance of the Morehead CEA facility for a period of five years. If we receive a bona fide offer from a third party for the financing of such a project, we must notify Equilibrium of the material terms of the proposed financing, and Equilibrium has the right, but not the obligation, to participate in the financing on the same terms and conditions. Either party may terminate the ROFR Agreement in the event of an uncured breach by the other party of any representation or warranty, if the other party fails to perform any material obligation under the ROFR Agreement (subject to cure periods), if the other party admits in writing its inability to pay its debts as they become due, or commences or is subject to bankruptcy, insolvency, receivership or similar proceedings.

Concurrent with the closing of the MIPSA described below, we and Equilibrium entered into an amendment to the ROFR Agreement (the “ROFR Amendment”). Under the ROFR Agreement as amended by the ROFR Amendment, Equilibrium has a right of first refusal to act as the financier for the construction by us or our affiliates of any greenhouse within a specified geographic area in the United States that is structured as a sale-leaseback or build-to-suit lease financing. Equilibrium’s right of first refusal applies to projects that exceed a certain dollar threshold and does not apply to projects which we finance ourselves or in combination with any traditional mortgage, equipment or other commercial lender financing of a project. The other material provisions of the ROFR Agreement remain the same.

Membership Interest Purchase and Sale Agreement

On March 1, 2021, we closed on the MIPSA with Equilibrium that we entered into in December 2020, pursuant to which we purchased from Equilibrium 100% of the membership interests in Morehead Farm. The purchase price for Morehead Farm was approximately $125 million, which was equal to a multiple of Equilibrium’s cost to acquire, develop and construct the Morehead CEA facility. At closing, Morehead Farm, a subsidiary of Equilibrium that owns the Morehead CEA facility, became our wholly owned subsidiary.

Concurrent with the closing of the MIPSA, the Master Lease Agreement and ancillary agreements related thereto terminated. In addition, the ROFR Amendment described above was executed.

Stockholder Support Agreement

In September 2020, Novus, Legacy AppHarvest’s and certain Legacy AppHarvest’s stockholders, including holders affiliated with members of our Board and beneficial owners of greater than 5% of our capital stock, entered into the Stockholder Support Agreement, whereby such stockholders agreed to vote all of their shares of our capital stock in favor of the approval and adoption of the Business Combination. Additionally, such stockholders agreed, among other things, not to transfer any of their shares of common stock and our preferred stock (or enter into any arrangement with respect thereto), subject to certain customary exceptions, or enter into any voting arrangement that is inconsistent with the Stockholder Support Agreement.

Arrangements with R. Geoff Rochester

Mr. Rochester, a member of our Board, was our Chief Marketing Officer from August 2020 until April 2021 when he resigned in connection with his appointment to the Board. In that capacity, he received $59,911 in salary ($185,000 base salary prorated for his period of employment) and a $863,394 long-term incentive award of restricted stock units in the year ended December 31, 2020. Mr. Rochester also provided consulting services to the Company from July 2019 to August 2020, for which he received cash compensation totaling $56,767 from January 2020 through August 2020. From April 2021 to September 2021, the Company and Mr. Rochester entered into a consulting agreement pursuant to which he received cash compensation equal to approximately $15,500 per month for six months.

Indemnification Agreements

We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements require us to indemnify our executive officers and directors to the fullest extent permitted by Delaware law.

Related Person Transactions Policy

Our Board has adopted a written related person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including Common Stock) including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to our Audit Committee (or, where review by our Audit Committee would be inappropriate, to another independent body of our board) for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our Audit Committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

•the risks, costs, and benefits to us;

•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•the terms of the transaction;

•the availability of other sources for comparable services or products; and

•the terms available to or from, as the case may be, unrelated third parties.

Our Audit Committee will approve only those transactions that it determines are fair to us and in our best interests.

Director Independence

As required under Nasdaq listing standards, a majority of the members of a listed company’s Board must qualify as “independent,” as affirmatively determined by the Board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

The Board has reviewed of the independence of each director. Based on information provided by each director concerning her or his background, employment and affiliations, the Board determined that none of the directors, other than Messrs. Webb, Lee and Rochester, has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of the directors is “independent” as that term is defined under the Nasdaq listing standards. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances the Board deems relevant in determining their independence.

Item 14. Principal Accountant Fees and Services

In connection with the closing of the Business Combination on January 29, 2021, Marcum LLP (“Marcum”) was dismissed as our independent registered public accounting firm. This decision was approved by the Board. Marcum served as the independent registered public accounting firm for Novus prior to the Business Combination.

In connection with the closing of the Business Combination on January 29, 2021, the Board approved the appointment of Ernst & Young LLP (“EY”) as our independent registered public accounting firm. EY served as the independent registered accounting firm for Legacy AppHarvest prior to the Business Combination.

The following tables present the aggregate fees billed by EY and Marcum to us (including Legacy AppHarvest, in the case of EY) for the fiscal years ended December 31, 2021 and 2020.

Ernst & Young LLP

	December 31,
	2021	2020
	(in thousands)
Audit Fees(1)	$1,112	$1,645
Audit-Related Fees(2)	125	—
Tax Fees(3)	57	—
All Other Fees	—	—
Total Fees	$1,294	$1,645

(1)Audit fees for 2021 consisted of fees billed for professional services rendered for the audit of AppHarvest, Inc.’s 2021 consolidated financial statements and internal control over financial reporting at December 31, 2021, the reviews of 2021 interim condensed consolidated financial statements, audit services in connection with the accounting for the Business Combination, and audit services provided in connection with other regulatory filings and offerings. Audit fees for 2020 consisted of fees billed for professional services rendered for the audit of Legacy AppHarvest’s consolidated financial statements (2018, 2019 and 2020), the reviews of the applicable historical interim condensed consolidated financial statements, and audit services provided in connection with other regulatory filings and offerings, including the regulatory filings associated with the Business Combination and related financings.
(2)Audit-related fees in 2021 relate to acquisition related due diligence services.
(3)Tax fees in 2021 consist of tax compliance and related activities.

Marcum

	December 31,
	2021	2020
	(in thousands)
Audit Fees(1)	$150	$127
Audit-Related Fees	—	—
Tax Fees(2)	8	—
All Other Fees	—	—
Total Fees	$158	$127

(1) Audit fees in 2020 consisted of fees billed for professional services rendered for the audit of Novus’s year-end financial statements and services that were normally provided by Marcum in connection with regulatory filings. This includes aggregate fees billed by Marcum for professional services rendered for the audit of Novus’s annual financial statements, review of the financial information included in its Forms 10-Q for the respective periods and other required filings with the SEC for the period from March 5, 2020 (inception) through December 31, 2020. Audit fees in 2021 consisted of fees billed for professional services rendered for the audit of Novus’ restated 2020 financial statements.
(2) Tax fees consisted of fees billed for professional services relating to tax compliance, tax planning and tax advice.

All fees incurred subsequent to the closing of the Business Combination in January 2021 were pre-approved by our Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of EY as our independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent registered public accounting firm.

On an ongoing basis, management communicates specific projects and/or categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and scope of services and through discussions with EY and management, advises management if the Audit Committee approves the engagement of EY. The Audit Committee authorizes its Chair to pre-approve all non-audit services on behalf of the Audit Committee during periods between regularly scheduled meetings, subject to ratification by the Audit Committee. On a periodic basis, management and/or EY reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. The services performed by EY may include audit services, audit-related services, tax services, and, in limited circumstances, other services.

During each of the years ended December 31, 2021 and 2020, the Audit Committee approved all of the services provided by EY in accordance with the foregoing policies and procedures.

Part IV

Item 15. Exhibit and Financial Statement Schedules
Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Business Combination Agreement and Plan of Reorganization, dated as of September 28, 2020, by and among Novus Capital, Merger Sub and Legacy AppHarvest	Form 8-K	001-39288	2.1	September 29, 2020
3.1	Amended and Restated Certificate of Incorporation of AppHarvest, Inc.	Form 8-K	001-39288	3.1	February 2, 2021
3.2	Amended and Restated Bylaws of AppHarvest, Inc.	Form 8-K	001-39288	3.2	February 2, 2021
4.1	Specimen Common Stock Certificate	Form S-4/A	333-249421	4.4	December 1, 2020
4.2	Specimen Warrant Certificate of Novus	Form 10-K/A	001-39288	4.3	June 2, 2021
4.3	Warrant Agreement, dated May 19, 2020, by and between Continental Stock Transfer & Trust Company and Novus	Form 8-K	001-39288	4.1	May 20, 2020
4.4*	Description of Securities
10.1	Form of PIPE Subscription Agreement	Form 8-K	001-39288	10.3	September 29, 2020
10.2	Amended and Restated Registration Rights Agreement dated January 29, 2021, by and among AppHarvest and certain stockholders of AppHarvest	Form 8-K	001-39288	10.3	February 2, 2021
10.3	Form of Indemnification Agreement	Form S-4/A	333-249421	10.25	December 1, 2020
10.4	Stockholder Rights Agreement, dated January 29, 2021, by and among AppHarvest and certain stockholders of AppHarvest	Form 8-K	001-39288	10.5	February 2, 2021
10.5	Employment Agreement, dated December 11, 2020, by and between Legacy AppHarvest and Jonathan Webb	Form S-4/A	333-249421	10.24	December 21, 2020
10.6	Offer Letter, dated January 5, 2021, by and between Legacy AppHarvest and David Lee	Form S-4/A	333-249421	10.32	January 7, 2021
10.7	Employment Agreement, dated December 11, 2020, by and between Legacy AppHarvest and Loren Eggleton	Form S-4/A	333-249421	10.28	December 21, 2020
10.8	Employment Agreement, dated December 10, 2020, by and between Legacy AppHarvest and Marcella Butler	Form S-4/A	333-249421	10.29	December 21, 2020
10.9	2018 Equity Incentive Plan, as amended	Form 8-K/A	001-39288	10.1	March 2, 2021
10.10	Forms of Notice of Grant, Stock Option Agreement, Notice of Exercise and Notice of Early Exercise under 2018 Equity Incentive Plan	Form 8-K/A	001-39288	10.2	March 2, 2021
10.11	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Legacy AppHarvest 2018 Equity Incentive Plan	Form 8-K/A	001-39288	10.3	March 2, 2021
10.12	2021 Equity Incentive Plan	Form 8-K/A	001-39288	10.4	March 2, 2021
10.13	Amendment No. 1 2021 Equity Incentive Plan	Form 10-Q	001-39288	10.2	November 10, 2021
10.14	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2021 Equity Incentive Plan	Form8-K/A	001-39288	10.5	March 2, 2021
10.15	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	Form 8-K/A	001-39288	10.6	March 2, 2021
10.16	2021 Employee Stock Purchase Plan	Form 8-K/A	001-39288	10.7	March 2, 2021
10.17	Amendment No. 1 2021 Employee Stock Purchase Plan	Form 10-Q	001-39288	10.3	November 10, 2021
10.18^+	Purchase and Marketing Agreement, dated March 28, 2019, by and between Legacy AppHarvest and Mastronardi Produce Limited	Form S-4/A	333-249421	10.20	December 4, 2020

10.19^	Amendment No. 1 to Purchase & Marketing Agreement, dated December 18, 2020, by and between Legacy AppHarvest and Mastronardi Produce Limited	Form S-4/A	333-249421	10.31	December 21, 2020
10.20^	Right of First Refusal Agreement, dated May 13, 2019, by and between Legacy AppHarvest and CEFF US Holdings, LLC	Form S-4/A	333-249421	10.23	December 1, 2020
10.21^+	Membership Interest Purchase and Sale Agreement, dated December 1, 2020, by and between CEFF Morehead Property, LLC and Legacy AppHarvest Morehead Farm, LLC.	Form S-4/A	333-249421	10.30	December 4, 2020
10.22^	Assignment of and First Amendment to Right of First Refusal Agreement dated March 1, 2021, by and among CEFF US Holdings, LLC, EquilibriumSustainable Foods, LLC and Legacy AppHarvest	Form 8-K	001-39288	10.1	March 2, 2021
10.23	Second Amendment to Membership Interest Purchase and Sale Agreement, dated March 1, 2021, by and between CEFF Morehead Property and AppHarvest Morehead Farm, LLC	Form S-1	333-252964	10.22	March 2, 2021
10.24	AppHarvest, Inc. Non-Employee Director Compensation Policy	Form 8-K	001-39288	10.1	March 29, 2021
10.25	AppHarvest, Inc. Employee Cash Incentive Plan	Form 8-K	001-39288	10.2	March 29, 2021
10.26^	Credit Agreement, dated July 23, 2021, between CEFF II AppHarvest Holdings, LLC and AppHarvest Richmond Farm, LLC	Form 10-Q	001-39288	10.4	November 10, 2021
10.27^	Second Amendment to Right of First Refusal Agreement, dated July 23, 2021, by and between Equilibrium Sustainable Foods, LLC and AppHarvest, Inc	Form 10-Q	001-39288	10.5	November 10, 2021
10.28	Promissory Note, in favor of JPMorgan Chase Bank, N.A., dated September 24, 2021 only for reference purposes, by AppHarvest Pulaski Farm, LLC	Form 10-Q	001-39288	10.6	November 10, 2021
10.29	Guaranty-Multiple Subsidiaries, dated September 24, 2021 only for reference purposes, by AppHarvest Operations, Inc	Form 10-Q	001-39288	10.7	November 10, 2021
10.30^	Assignment of Deposit Account, dated September 24, 2021 only for reference purposes, by AppHarvest Operations, Inc	Form 10-Q	001-39288	10.8	November 10, 2021
10.31*	Amended and Restated Promissory Note, in favor of JPMorgan Chase Bank, N.A., dated January 10, 2022, by AppHarvest Pulaski Farm, LLC
10.32	Master Credit Agreement, dated June 15, 2021, as amended by that certain Addendum to Master Credit Agreement, dated June 15, 2021, by and between AppHarvest Morehead Farm, LLC and among Rabo AgriFinance LLC	Form 8-K	001-39288	10.1	June 15, 2021
10.33	Common Stock Purchase Agreement by and between the Registrant and B. Riley Principal Capital, LLC, dated December 15, 2021	Form 8-K	001-39288	10.1	December 15, 2021
10.34	Registration Rights Agreement by and between the Registrant and B. Riley Principal Capital, LLC, dated December 15, 2021	Form 8-K	001-39288	10.2	December 15, 2021
10.35*	Offer Letter, dated February 25, 2022, by and between AppHarvest Operations, Inc. and Julie Nelson
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule:
Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
^	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that AppHarvest, Inc. treats as private or confidential.
(b) Financial Statement Schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AppHarvest, Inc.

Dated: March 1, 2022

	By:	/s/ Jonathan Webb

Jonathan Webb
Chief Executive Officer and Chairperson

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Webb and Loren Eggleton, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of AppHarvest, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Webb	Chief Executive Officer, Chairperson and Director	March 1, 2022
Jonathan Webb	(Principal Executive Officer)

/s/ Loren Eggleton	Chief Financial Officer	March 1, 2022
Loren Eggleton	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Lee	President and Director	March 1, 2022
David Lee

/s/ Kiran Bhatraju	Director	March 1, 2022
Kiran Bhatraju

/s/ Ciara A. Burnham	Director	March 1, 2022
Ciara A. Burnham

/s/ Greg Couch	Director	March 1, 2022
Greg Couch

/s/ J. Kevin Willis	Director	March 1, 2022
J. Kevin Willis

/s/ Anna Mason	Director	March 1, 2022
Anna Mason

/s/ R. Geof Rochester	Director	March 1, 2022
R. Geof Rochester

/s/ Martha Stewart	Director	March 1, 2022
Martha Stewart

/s/ Jeffrey Ubben	Director	March 1, 2022
Jeffrey Ubben