Form 10-Q
period 2022-03-31
AppHarvest, Inc.
filed 2022-05-03
CIK 1807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act)
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0001, outstanding at April 29, 2022, were 101,735,238.

APPHARVEST, INC

Part I - Financial Information
Item 1. Financial Statements
APPHARVEST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$97,645	$150,755
Restricted cash	37,130	25,556
Accounts receivable, net	1,882	1,575
Inventories, net	5,076	4,998
Prepaid expenses and other current assets	4,000	5,613
Total current assets	145,733	188,497
Operating lease right-of-use assets, net	4,425	5,010
Property and equipment, net	387,603	343,913
Other assets, net	25,819	16,644
Total non-current assets	417,847	365,567
Total assets	$563,580	$554,064
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$14,126	$8,553
Accrued expenses	15,876	15,794
Current portion of lease liabilities	724	751
Current portion of long-term debt	39,032	28,020
Other current liabilities	56	119
Total current liabilities	69,814	53,237
Long-term debt, net of current portion	117,542	102,637
Lease liabilities, net of current portion	4,579	4,938
Deferred income tax liabilities	2,309	2,418
Private Warrant liabilities	1,610	1,385
Other liabilities	139	1,809
Total non-current liabilities	126,179	113,187
Total liabilities	195,993	166,424
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.0001, 10,000 shares authorized, 0 issued and outstanding, as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001, 750,000 shares authorized, 101,550 and 101,136 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	583,117	576,895
Accumulated deficit	(217,949)	(187,314)
Accumulated other comprehensive income (loss)	2,409	(1,951)
Total stockholders’ equity	367,587	387,640
Total liabilities and stockholders’ equity	$563,580	$554,064
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
(In thousands except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net sales	$5,164	$2,299
Cost of goods sold	13,554	6,836
	(8,390)	(4,537)
Operating expenses:
Selling, general and administrative expenses	21,039	31,489
Total operating expenses	21,039	31,489
Loss from operations	(29,429)	(36,026)
Other income (expense):
Interest expense from related parties	—	(658)
Change in fair value of Private Warrants	(1,329)	9,826
Other	14	356
Loss before income taxes	(30,744)	(26,502)
Income tax benefit (expense)	109	(2,013)
Net loss	(30,635)	(28,515)

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives contracts, net of tax	4,360	(669)
Comprehensive loss	$(26,275)	$(29,184)

Net loss per common share:
Basic and diluted	$(0.30)	$(0.35)
Weighted average common shares outstanding:
Basic and diluted	101,321	80,729

See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
December 31, 2020	9,750	$1	$686	$(21,128)	—	(20,441)
Retroactive application of recapitalization	34,711	3	45,204	—	—	45,207
Adjusted balance, December 31, 2020	44,461	4	45,890	(21,128)	—	24,766
Business Combination and PIPE financing	53,361	6	433,521	—	—	433,527
Conversion of Private Warrants	—	—	5,819	—	—	5,819
Stock option exercise	103	—	35	—	—	35
Stock-based compensation	—	—	6,287	—	—	6,287
Net loss	—	—	—	(28,515)	—	(28,515)
Other comprehensive income (loss)	—	—	—	—	(669)	(669)
March 31, 2021	97,925	$10	$491,552	$(49,643)	$(669)	$441,250

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
December 31, 2021	101,136	$10	$576,895	$(187,314)	$(1,951)	$387,640
Conversion of Private Warrants	—	—	1,104	—	—	1,104
Stock option exercise	—	—	36	—	—	36
Vesting of restricted stock units	414	—	(953)	—	—	(953)
Stock-based compensation	—	—	6,035	—	—	6,035
Net loss	—	—	—	(30,635)	—	(30,635)
Other comprehensive income (loss)	—	—	—	—	4,360	4,360
March 31, 2022	101,550	$10	$583,117	$(217,949)	$2,409	$367,587
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net loss	$(30,635)	$(28,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Private Warrants	1,329	(9,826)
Deferred income tax (benefit) expense	(109)	2,013
Depreciation and amortization	3,112	1,802
Stock-based compensation expense	6,035	6,287
Rent expense in excess of payments	26	19
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(307)	(1,182)
Inventories, net	(78)	(1,516)
Prepaid expenses and other current assets	1,613	(3,133)
Other assets, net	(9,230)	(5,993)
Accounts payable	301	8
Accrued expenses	(2,124)	3,694
Other current liabilities	—	(42)
Other non-current liabilities	2,564	227
Net cash used in operating activities	(27,503)	(36,157)
Investing Activities
Purchases of property and equipment	(39,018)	(11,183)
Purchases of property and equipment from a related party	—	(122,911)
Advances on equipment	—	(444)
Net cash used in investing activities	(39,018)	(134,538)
Financing Activities
Proceeds from Business Combination and PIPE shares, net	—	448,500
Proceeds from debt	25,902	—
Payments on financing obligation to a related party	—	(2,089)
Proceeds from stock options exercised	36	35
Payments of withholding taxes on restricted stock unit conversions	(953)	—
Net cash provided by financing activities	24,985	446,446
Change in cash and cash equivalents	(41,536)	275,751
Cash, cash equivalents and restricted cash at the beginning of period	176,311	21,909
Cash, cash equivalents and restricted cash at the end of period	134,775	297,660
Less restricted cash at the end of the period	37,130	—
Cash and cash equivalents at the end of the period	$97,645	$297,660
Non-cash Activities:
Fixed assets purchases in accounts payable	$5,272	$20,313
Fixed assets purchases in accrued liabilities	$2,207	$1,408
Operating lease right-of-use assets and liabilities	$237	$735
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)

1. Description of Business

AppHarvest, Inc. (the “Company”, or “AppHarvest”) was founded on January 19, 2018. Together with its subsidiaries, AppHarvest is an applied agricultural technology company in Appalachia developing and operating some of the world’s largest high-tech indoor farms, which are designed to grow non-GMO produce, use primarily rainwater, and produce significantly higher yields than those achieved by traditional agriculture on the same amount of land. AppHarvest combines conventional agricultural techniques with cutting-edge technology, including artificial intelligence and robotics, to improve access to nutritious food, farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.

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

AppHarvest has started construction on four more CEA facilities. Two of the facilities under construction are located in Berea, Kentucky (the “Berea salad greens facility”) and Richmond, Kentucky (the “Richmond tomato facility”). Groundbreakings for two more CEA facilities occurred in June 2021 in Somerset, Kentucky (the “Somerset facility”) and Morehead, Kentucky (the “Morehead salad greens facility”). The Somerset facility is intended to grow berries and the Morehead salad greens facility, which is adjacent to the Morehead CEA facility, is intended to grow salad greens. During 2021, the Company temporarily paused the development of the 10-acre Morehead salad greens facility, with resumption of construction contingent upon financing.

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

The Company has incurred losses from operations and generated negative cash flows from operating activities since inception. The Company expects that its existing cash and cash equivalents and credit available under its loan agreements will be sufficient to fund its current payroll and working capital requirements for at least 12 months from the date of this Quarterly Report, as well as our debt service requirements and currently planned capital expenditure requirements as we continue to build out the Berea salad greens facility, Richmond tomato facility and Somerset facility this year. However, the Company’s operating plan may change because of factors currently unknown, and the Company may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. There can be no assurance that financing will be available to the Company on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for the Company to operate the business or implement its growth plans.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited condensed consolidated financial statement should be used in conjunction

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
with the Company’s audited consolidated financial statements, as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.
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

The Company’s results can also be affected by economic, political, legislative, regulatory, legal actions, and the global volatility and general market disruption resulting from the global COVID-19 pandemic and geopolitical tensions, such as Russia’s recent incursion into Ukraine. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, environmental, regulatory or administrative actions, claims, or proceedings.

Warrants

At March 31, 2022, there were 13,242 warrants to purchase Common Stock outstanding, consisting of 11,920 public warrants (“Public Warrants”) and 1,322 private warrants (“Private Warrants” and together with Public Warrants, “Warrants”). The Private Warrants are held by the initial stockholders of the special purpose acquisition company. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. The warrants expire on January 29, 2026, or earlier upon redemption or liquidation.

The fair value of the Private Warrants is estimated at each measurement date using a Black-Scholes option pricing model. See Note 5 - Fair Value Measurements for inputs used in calculating the estimated fair value.

Accounts Receivable

The Company’s trade accounts receivable are non-interest bearing and are recorded at the net realizable value. The allowance for doubtful accounts represents the Company’s best estimate of the amount of expected credit losses in existing accounts receivable. As of March 31, 2022 and December 31, 2021, the Company had no allowance for doubtful accounts.

Capitalization of Interest

During the three months ended March 31, 2022, $1,648 of interest expense has been capitalized. No interest was capitalized during the three months ended March 31, 2021.

New Accounting Pronouncements

No new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the condensed consolidated financial statements.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
3. Restructuring
During the first quarter of 2022, the Company initiated and completed a restructuring plan to reduce operating costs. The Company anticipates the cost savings from the restructuring plan will support growth-related initiatives and help meet the long-term goals and liquidity needs. During the three months ended March 31, 2022, the Company incurred total costs of $1,990 related to the restructuring initiative, of which $1,185 was for severance and other benefits, and $805 was for legal and other costs. These costs are included in sales, general and administrative (“SG&A”) in the consolidated statements of operations and comprehensive loss. The Company does not expect any further costs associated with the restructuring initiative.

4. Revenue Recognition

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

The table below presents the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for each measurement:

		Fair Value as of:
		March 31, 2022				December 31, 2021
	Balance Sheet Account	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	Other assets, net	$—	$2,578		$2,578	$—	$—	$—	$—
Foreign currency contracts	Other assets, net	—	7	—	7	—	14	—	14
Total assets		$—	$2,585	$—	$2,585	$—	$14	$—	$14
Liabilities:
Foreign currency contracts	Other current liabilities	$—	$—	$—	$—	$—	$63	$—	$63
Interest rate swap	Other liabilities	—	—	—	—	—	1,657	—	1,657
Private Warrants	Private Warrant liabilities	—	1,610	—	1,610	—	1,385	—	1,385
Total liabilities		$—	$1,610	$—	$1,610	$—	$3,105	$—	$3,105

The Company’s derivative contracts, including foreign currency forward and option contracts and an interest rate swap, are measured at fair value using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. As of March 31, 2022, the carrying value of the Company’s debt approximated fair value due to the short term nature of the debt or that such borrowings bear variable interest rates that correspond to current market rates. See Note 12 - Derivative Financial Instruments and Note 10 - Debt for more information on the Company’s use of financial instruments.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)

The Private Warrant liabilities are determined using a Black-Scholes option pricing model, a Level 2 valuation. The significant inputs to the Private Warrant valuation are as follows:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$5.38	$3.89
Volatility	55.0%	54.0%
Remaining term in years	3.83	4.08
Risk-free rate	2.44%	1.12%
Dividend yield	—	—
The following table summarizes the private warrant activity for the three months ended March 31, 2022:

Fair value of Private Warrants on December 31, 2021	$1,385
Fair value of Private Warrants converted to Public Warrants	(1,104)
Change in fair value of Private Warrants	1,329
Fair value of Private Warrants outstanding as of March 31, 2022	$1,610

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

	March 31, 2022	December 31, 2021
Raw materials	$1,376	$1,314
Growing crops	3,548	3,684
Finished goods	152	—
Total inventories, net	$5,076	$4,998

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
7. Property and Equipment

	March 31, 2022	December 31, 2021
Land	$32,206	$32,395
Buildings	80,866	79,450
Machinery and equipment	51,179	49,418
Construction in progress	230,570	186,848
Leasehold improvements	4,758	4,740
Less: accumulated depreciation	(11,976)	(8,938)
Total property and equipment, net	$387,603	$343,913
Depreciation expense was $3,039 for the three months ended March 31, 2022, compared to $1,772 for the three months ended March 31, 2021.

8. Other Assets

	March 31, 2022	December 31, 2021
Utility deposits	$7,976	$7,479
Investment in unconsolidated entity	5,000	5,000
Prepayments for fixed assets	8,950	2,888
Interest rate swap	2,578	—
Other assets	1,315	1,277
Total other assets	$25,819	$16,644

9. Accrued Expenses

	March 31, 2022	December 31, 2021
Construction costs	$10,674	$8,467
Payroll and related	1,859	2,768
Professional service fees	1,364	1,944
Other accrued liabilities	1,310	1,154
Utilities	669	1,461
Total accrued expenses	$15,876	$15,794

10. Debt

	March 31, 2022	December 31, 2021
Rabo Loan	$74,063	$75,000
Construction Loan	47,771	31,944
JPM Loan	35,347	24,335
Unamortized debt issuance costs	(607)	(622)
Debt, net of issuance costs	156,574	130,657
Less current portion	(39,032)	(28,020)
Long term, net	$117,542	$102,637

On January 10, 2022, the Company entered into an amended and restated promissory note (the “Amended Note” or “JPM Loan”) with JPMorgan Chase Bank, N.A. This amendment increased the existing line of credit from $25,000 to $50,000 and implemented the secured overnight financing rate (“SOFR”) as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings. Restricted cash on the condensed consolidated balance sheet represents collateral for a promissory note with the JPM Loan which requires 105% of the aggregate borrowings to be held as collateral.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
11. Commitments and Contingencies
(a)Leases
For the three months ended March 31, 2022 and March 31, 2021, the Company recognized $239 and $97, respectively, of operating lease expense in SG&A within the unaudited condensed consolidated statement of operations and comprehensive loss.
The future minimum rental payments required under the leases for each year of the next five years and in the aggregate thereafter are as follows:

Operating leases
Remainder of 2022	$795
2023	1,085
2024	1,027
2025	1,030
2026	1,048
2026 and thereafter	1,612
Total minimum payments required	6,597
Less: imputed interest costs(1)	(1,294)
Present value of net minimum lease payments(2)	$5,303
Weighted-average imputed interest rate	7.22%
Weighted-average remaining lease term	6.1
____________________________
(1)Represents the amount necessary to reduce net minimum lease payments to present value using actual rate in the lease agreement or the Company’s incremental borrowing rate at lease inception.
(2)Included in the unaudited condensed consolidated balance sheet as of March 31, 2022 as current and non-current lease liability of $724 and $4,579, respectively.
Supplemental cash flow information related to leases is as follows:

	Period Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$231	$54
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$735
Operating lease right-of-use assets surrendered with the early termination of lease liabilities	$(237)	$—

(b)     Litigation
The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of business. The Company records a liability when a particular contingency is probable and estimable.

On September 24, 2021, a federal securities class action lawsuit (captioned Ragan v. AppHarvest, Inc.) was filed by a purported stockholder of the Company in the United States District Court for the Southern District of New York on behalf of a proposed class consisting of those who acquired the Company’s securities between May 17, 2021 and August 10, 2021. On December 13, 2021, the court consolidated the cases, and appointed a lead plaintiff. An amended complaint was filed on March 2, 2022. The amended complaint was brought as a purported class action on behalf of purchasers of the Common Stock between February 1, 2021 to August 10, 2021. The amended complaint names the Company and certain of its current officers as defendants, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding the Company’s operations at the Morehead CEA Facility in the first half of 2021. In particular, plaintiffs allege that defendants’ public statements during the class period were false and misleading because defendants failed to disclose issues related to the Company’s tomato harvest and employee train~~i~~ng and retention. The amended complaint seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. Additionally, on March 11, 2022, a derivative complaint

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
(captioned Michael Ross v. Kiran Bhatraju, et al.) was filed in the U.S. District Court for the Southern District of New York against certain of AppHarvest’s officers and directors. The derivative complaint restyles the federal securities class action allegations as a purported derivative claim on behalf of the Company against its officers and Board members for their alleged breaches of fiduciary duties in allowing the purported disclosure violations to occur. The derivative complaint seeks unspecified monetary restitution and disgorgement of profits, benefits, or compensation obtained by the defendants, an award of costs and expenses, including reasonable attorneys’ fees, and that the Court direct the Company to reform its corporate governance procedures.

The Company does not believe the claims have merit, intend to defend against them vigorously, and have not recorded a liability related to these lawsuits because, at this time, the Company is unable to estimate reasonably possible losses or determine whether unfavorable outcomes are probable.

(c)     Purchase commitments
There were no material changes to the Company’s purchase commitments, outside the ordinary course of business, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
12. Derivative Financial Instruments
The Company has entered into foreign currency forward and option contracts to hedge certain cash flows related to anticipated expenditures related to the construction of its Berea, Kentucky and Richmond, Kentucky CEA facilities. These contracts, which have maturities ranging through December 2022, qualify as cash flow hedges and are used to hedge the Company’s foreign currency risk associated with the Euro denominated payments due upon the completion of established project milestones under the applicable CEA facility construction contracts. As of March 31, 2022, the total notional amount outstanding of foreign currency contracts designated as cash flow hedging instruments was €10,730. As of March 31, 2022 and December 31, 2021, the Company maintained collateral of $193 and $3,710, respectively, for the hedge program which is included in prepaid expenses and other current assets in the respective unaudited condensed consolidated balance sheet.
The Company has elected to measure hedge effectiveness using the “spot method” under which the hedging relationship is considered perfectly effective and changes in the fair value of the forward and options contracts attributable to changes in the spot rate are recorded as a component of accumulated other comprehensive income (“AOCI”). As the hedged items are ultimately capitalized as part of the CEA facility fixed assets, the AOCI amounts will be reclassified into earnings over the same periods as the future depreciation expense related to those assets. Consistent with the allocation of CEA facility fixed asset depreciation, the AOCI reclassification will also be allocated between cost of goods sold (“COGS”) and SG&A within the unaudited condensed consolidated statement of operations and comprehensive loss.
Under the “spot method”, changes in the fair value of forward contracts attributable to changes in the difference between the forward rate and the spot rate (forward points) and the fair value of option contracts attributable to time and volatility values (up-front premium) will be excluded from the measure of hedge effectiveness and amortized as COGS and SG&A on a straight-line basis over the terms of the underlying contracts. During the three months ended March 31, 2022 and March 31, 2021 the Company recognized amortization expense of $69 and $30, respectively, related to its foreign currency hedge contracts within its unaudited condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2022 and December 31, 2021, the Company had a net asset of $7 and a net liability of $49 in foreign currency contracts designated as cash flow hedging instruments, respectively, which is included in other current assets and other current liabilities in the unaudited balance sheets.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
The following table summarizes the before and after tax amounts for the various components of other comprehensive loss for the periods presented:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Before Tax	Tax (Expense) Benefit	After Tax	Before Tax	Tax Benefit	After Tax
Foreign currency	$125	$—	$125	$(913)	$244	$(669)
Interest rate swap	4,235	—	4,235	—	—	—
Total Accumulated comprehensive income/(loss)	$4,360	$—	$4,360	$(913)	$244	$(669)

During the three months ended March 31, 2022 and March 31, 2021, an income tax (expense) benefit of $(1,165) and $244 was recognized within other comprehensive income (loss), respectively. The income tax (expense) benefit of $(644) and $521 related to the $2,409 and $(1,951) balance in AOCI at March 31, 2022 and December 31, 2021, respectively, is fully offset by a valuation allowance. The Company will release the AOCI amounts, net of any tax impact, from the foreign currency contracts and the interest rate swap in the periods that the underlying transactions impact earnings as described above.
13. Stock-based Compensation
Total stock-based compensation expense was $6,035 for the three months ended March 31, 2022, compared to $6,287 for the three months ended March 31, 2021. Of these amounts, $5,894 and $6,027, respectively, were included in SG&A and $141 and $260 in COGS for the three months ended March 31, 2022 and March 31, 2021, respectively.
14. Income Taxes
The Company’s effective income tax rate was 0.4% and (7.6)% for the three months ended March 31, 2022 and March 31, 2021, respectively. The variance from the U.S. federal statutory rate of 21% for the three months ended March 31, 2022 and March 31, 2021, was primarily attributable to increases in the Company’s valuation allowance largely driven by increases in the Company’s net operating loss carryforwards.
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

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
15. Net Loss Per Common Share
Diluted net loss per common share is the same as basic net loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive:

Anti-dilutive common share equivalents	March 31, 2022	March 31, 2021
Stock options	2,727	2,866
Restricted stock units	5,683	2,561
Warrants	13,242	13,250
Total anti-dilutive common share equivalents	21,652	18,677

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(30,635)	$(28,515)
Denominator:
Weighted-average common shares outstanding, basic and diluted	101,321	80,729
Net loss per common share, basic and diluted	$(0.30)	$(0.35)

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
It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in Item 1A herein and in our other filings with the Securities and Exchange Commission (the “SEC”). The impact of COVID-19 and its variants, as well as geopolitical tensions, such as Russia’s recent incursion into Ukraine, may also exacerbate these risks, any of which could have a material effect on us. All forward-looking statements included herein are made only as of the date hereof. Unless otherwise required by law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise after the date of such statement.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022 (“Form 10-K”). As used in this section, unless the context suggests otherwise, “we,” “us,” “our,” “Company,” and “AppHarvest” refer to AppHarvest, Inc. and its consolidated subsidiaries.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

We were founded on January 19, 2018. Together with our subsidiaries, we are an applied agricultural technology company in Appalachia developing and operating some of the world’s largest high-tech indoor farms, designed to grow non-GMO, produce, free of or with minimal chemical pesticide residues, use primarily rainwater and produce significantly higher yields than those of traditional agriculture on the same amount of land. We combine conventional agricultural techniques with cutting-edge technology including artificial intelligence and robotics, to improve access to nutritious food, farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.
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

We have begun construction of four more CEA facilities, including those located in Berea, Kentucky (the “Berea salad greens facility”) and Richmond, Kentucky (the “Richmond tomato facility”). As of the date hereof, construction on the Berea salad greens facility is approximately 79% complete; the Richmond tomato facility is approximately 75% complete. Both CEA facilities are expected to be operational by the end of 2022. Groundbreakings for two more CEA facilities occurred in June 2021 in Somerset, Kentucky (the “Somerset facility”) and Morehead, Kentucky (the “Morehead salad green facility”). The Somerset facility is intended to grow berries, and the Morehead salad green facility, which is located adjacent to the Morehead CEA facility, is intended to grow salad greens. The Somerset facility is approximately 65% complete and expected to be operational by the end of 2022. To incorporate design and other insights we gained from construction of the Berea salad greens facility, and to maintain flexibility in the allocation of capital resources, we have temporarily paused development of the Morehead salad green facility, with resumption of construction contingent upon financing. We expect to have four CEA facilities operational by the end of 2022, with approximately 165 acres under production. We expect to develop additional CEA facilities only after obtaining the necessary capital, assuming, among other things, that we are able to obtain necessary capital when needed and on acceptable terms.

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
Basis of Presentation
Currently, we conduct business through one operating segment. Prior to the three months ended March 31, 2021 we were a pre-revenue company with no commercial sales. We began generating sales during the three months ended March 31, 2021 and conduct our operations solely in the U.S.
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

More information on our key ESG programs, goals and commitments, and key metrics can be found in our sustainability report, which is available on our website https://www.appharvest.com/. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this Quarterly Report.

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
Business Combination and Public Company Costs
On January 29, 2021, we consummated a business combination and plan of reorganization with a special purpose acquisition company (“Business Combination”). Upon consummation of the Business Combination and the closing of the concurrent private placement of the 37,500 shares of the Company’s Common Stock (the “PIPE”), the most significant change in our reported financial position and results of operations was an increase in cash and cash equivalents of approximately $435.2 million, including $375.0 million in gross proceeds from the PIPE.
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

Key Components of Statement of Operations

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with United States generally accepted accounting principles (“GAAP”), we use certain non-GAAP measures, such as Adjusted EBITDA, to understand and evaluate our core operating performance. We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense or benefit, depreciation and amortization, adjusted to exclude: stock-based compensation expense, Business Combination transaction-related costs, restructuring costs, remeasurement of warrant liabilities, start-up costs for new CEA facilities, Root AI acquisition related costs and certain other non-core items. We believe this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP measure for trend analyses and for budgeting and planning purposes.

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
Net sales
Substantially all of our net sales for the three months ended March 31, 2022 and 2021 were generated from the sale of tomatoes under an agreement with one customer, Mastronardi. Net sales include revenues earned from the sale of our products, less commissions, shipping, distribution and other costs incurred as defined in our customer agreements.
Cost of Goods Sold
Cost of goods sold for the three months ended March 31, 2022 and 2021 consisted of expenses incurred related to the production of inventory sold to customers.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2022 and 2021 consisted of payroll and payroll related expenses, stock-based compensation, professional services and legal fees, licenses and registration fees, insurance, depreciation, rent and various other personnel and office related costs. SG&A also included start-up expenses related to pre-commencement commercial activities for tomatoes on the vine at the Morehead CEA facility in 2021 and new CEA facilities under construction in 2022.
Interest Expense
Interest expense for the three months ended March 31, 2022 primarily related to long-term debt to help finance the construction of our CEA facilities. Interest expense from related parties for the three months ended March 31, 2021 primarily related to the finance lease and financing obligation for the Morehead CEA facility which were settled upon purchase of Morehead Farm, LLC on March 1, 2021 and the convertible note that was converted to Common Stock upon completion of the Business Combination on January 29, 2021.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and March 31, 2021
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
(Dollars in thousands)	March 31, 2022		March 31, 2021	$ Change
Net sales	$5,164		$2,299	$2,865
Cost of goods sold	13,554		6,836	6,718
	(8,390)	—	(4,537)	(3,853)
Operating expenses:
Selling, general and administrative expenses	21,039		31,489	(10,450)
Total operating expenses	21,039		31,489	(10,450)
Operating loss	(29,429)		(36,026)	6,597
Interest expense from related parties	—		(658)	658
Change in fair value of Private Warrants	(1,329)		9,826	(11,155)
Other	14		356	(342)
Loss before income taxes	(30,744)		(26,502)	(4,242)
Income tax benefit (expense)	109		(2,013)	2,122
Net loss	$(30,635)		$(28,515)	$(2,120)
Reconciliation of GAAP to Non-GAAP
The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Net loss	$(30,635)	$(28,515)
Interest expense from related parties	—	658
Interest income	(101)	(23)
Income tax (benefit) expense	(109)	2,013
Depreciation and amortization expense	3,112	1,802
EBITDA	(27,733)	(24,065)
Change in fair value of Private Warrants	1,329	(9,826)
Stock-based compensation expense	6,035	6,286
Transaction success bonus on completion of Business Combination	—	1,500
Restructuring costs	1,990	—
Start-up costs for new CEA facilities(1)	355	—
Business Combination transaction costs	—	13,261
Root AI acquisition costs(2)	—	407
Adjusted EBITDA	$(18,024)	$(12,437)
(1) Start-up costs are related to the pre-commencement commercial activities for tomatoes and berries at the Richmond, Berea and Somerset CEA facilities
(2) The acquisition of Root AI occurred on April 7, 2021
The following sections discuss and analyze the changes in the significant line items in our unaudited condensed consolidated statements of operations for the comparison periods identified.
Net Sales

Net sales for the three months ended March 31, 2022 were $5.2 million compared to $2.3 million for the comparable prior year period. The increase of $2.9 million was primarily due to higher production during the three months ended March 31, 2022, including expanded product variety at higher average net sales prices, as the Morehead CEA facility was not fully harvesting during the three months ended March 31, 2021 due to the phased initial opening. Continued operational ramp-up at the facility, including enhanced training and productivity improvements, resulted in a more favorable mix of premium and non-

premium tomatoes, which also drove higher net sales during the current quarter. While the net sales impact of mitigation efforts related to the occurrence of plant disease was not significant during the three months ended March 31, 2022, we expect the impact of plant disease to be toward the higher end but still within the range of our original forecast of 10% to 15% of 2022 yield, as we have removed some extra rows in the affected area out of an abundance of caution and re-planted with new seedlings. We expect our mitigation efforts to shift a portion of our second quarter sales and production into the third quarter.
Cost of Goods Sold
Cost of goods sold for the three months ended March 31, 2022 was $13.6 million compared to $6.8 million for the comparable prior year period. The increase of $6.7 million was primarily due to the Morehead CEA facility being fully operational for the full three months ended March 31, 2022 versus the phased launch of production in the comparable prior year quarter. Cost of goods sold for the three months ended March 31, 2022 was negatively impacted by the higher costs of contract labor incurred due to a challenging local labor market and higher natural gas and electricity costs.
Selling, General, and Administrative Expenses
SG&A for the three months ended March 31, 2022 was $21.0 million compared to $31.5 million for the comparable prior year period. The $10.5 million decrease was primarily due to $13.3 million of transaction costs related to the Business Combination in the prior year slightly offset by increased legal and consulting fees related to the restructuring initiative of $0.8 million during the three months ended March 31, 2022. SG&A also included $0.4 million and $1.0 million of start-up costs related to the pre-commencement commercial activities for the new CEA facilities for the three months ended March 31, 2022 and March 31, 2021, respectively. We continue to anticipate a decrease in our annualized SG&A of approximately $16 million due to the restructuring initiative, and have realized savings of approximately $1.4 million for the three months ended March 31, 2022. We do not expect any further costs associated with the restructuring initiative.
Interest Expense
Interest expense during the three months ended March 31, 2022 was incurred on debt used to finance the construction of our CEA facilities and was capitalized as a component of the cost of those facilities. Interest expense from related parties for the three months ended March 31, 2021 primarily related to the finance lease and financing obligation for the Morehead CEA facility which were settled upon purchase of Morehead Farm, LLC on March 1, 2021, and the convertible note that was converted to Common Stock upon completion of the Business Combination on January 29, 2021.
Income Taxes
Our effective income tax rate was 0.4% for the three months ended March 31, 2022 compared to (7.6)% for the prior year period. The variance from the U.S. federal statutory rate of 21% for the three months ended March 31, 2022 and March 31, 2021 was primarily attributable to increases in the Company’s valuation allowance largely driven by increases in our net operating loss carryforwards.
Liquidity and Capital Resources
Cash and cash equivalents totaled $97.6 million and $150.8 million as of March 31, 2022 and December 31, 2021, respectively. Currently, our primary sources of liquidity are cash flows generated from the successful completion of the Business Combination, the proceeds from debt and equity financings and revenues from the sale of our tomatoes. We have incurred losses and generated negative cash flows from operations since our inception in 2018. We expect to continue to incur losses and negative cash flows from operating expenses for the foreseeable future as we ramp up operations and production at our new CEA facilities. At March 31, 2022, we had an accumulated deficit of $217.9 million.
We continue to expect that the restructuring initiatives, which were implemented in the first quarter of 2022, will increase our liquidity by reducing our annualized SG&A expenses.
Material Cash Requirements
As of March 31, 2022, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Cash requirements for the remainder of the fiscal year are expected to consist primarily of our current payroll, working capital requirements, planned capital expenditure and debt service requirements. During the three months ended March 31, 2022, we spent $39.0 million on capital expenditures. We expect to incur approximately $100 million to $110 million more in capital expenditures during the remainder of the fiscal year based on the continued availability of financing on acceptable terms.

We believe that our cash and cash equivalents on hand and available under our loan agreements at March 31, 2022 are sufficient to meet our current payroll and working capital requirements for a period of at least 12 months from the date of this Quarterly Report, as well as our debt service requirements and currently planned capital expenditure requirements as we continue to build out the Berea salad greens facility, Richmond tomato facility and the Somerset facility this year. We have the ability to defer and adjust our capital expenditures based on our ability to secure additional funding. The amount and timing of our future funding requirements, if any, will depend on many factors, including the timing and costs of completion of our large-scale high-tech CEA facilities. We will plan the timing of completion of our CEA facilities around available funding.
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
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

(Dollars in thousands)	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(27,503)	$(36,157)
Net cash used in investing activities	(39,018)	(134,538)
Net cash provided by financing activities	24,985	446,446
Cash and cash equivalents (including restricted cash) beginning of year	176,311	21,909
Cash and cash equivalents (including restricted cash) end of period	$134,775	$297,660
Net Cash Used In Operating Activities
Net cash used in operating activities was $27.5 million for the three months ended March 31, 2022, compared to $36.2 million for the three months ended March 31, 2021. The change of $8.7 million was primarily due to $13.8 million for transaction costs related to the Business Combination that were incurred in 2021 partially offset by increased operating expenses related to full production at the Morehead CEA facility during the three months ended March 31, 2022.
Net Cash Used In Investing Activities
Net cash used in investing activities was $39.0 million for the three months ended March 31, 2022, compared to $134.5 million for the three months ended March 31, 2021. The change of $95.5 million was primarily due to $123.0 million for the purchase of the Morehead CEA facility from Equilibrium that we completed on March 1, 2021, partially offset by an increase in capital expenditures for purchases of property and equipment primarily related to construction of our Richmond, Berea, and Somerset CEA facilities during the three months ended March 31, 2022.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $25.0 million for the three months ended March 31, 2022, compared to $446.4 million for the three months ended March 31, 2021. The change of $421.5 million was primarily due to approximately $448.5 of proceeds from the Business Combination during the three months ended March 31, 2021 partially offset by $25.9 million in net proceeds from short and long-term debt issuance during the three months ended March 31, 2022.
Critical Accounting Estimates
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

Certain accounting estimates involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting estimates. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the critical accounting estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K. There have been no material changes to the critical accounting estimates disclosed in the Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

Our exposure to interest rate risk as of March 31, 2022 was related to the borrowings under the JPM Loan (as described in Note 10 - Debt in this Quarterly Report and the credit agreement with CEFF II AppHarvest Holdings, LLC, the (“Construction Loan”).

The JPM Loan had borrowings of $35.3 million as of March 31, 2022 and an interest rate of the secured overnight financing rate (“SOFR”) plus 2.25%, which combined was 2.63% as of March 31, 2022. The Construction Loan had borrowings of $47.8 million and an initial interest rate of 8.00% as of March 31, 2022. The interest rate for the Construction Loan will increase monthly beginning July 23, 2023 by 0.2% per annum.

Taking into account the initial fixed interest rate on the Construction Loan, as discussed above, a hypothetical 100 basis point, or 1.00%, increase in interest rates as of March 31, 2022 would result in additional annualized interest expense of approximately $0.4 million at the current borrowed amounts, or $0.3 million for the remainder of 2022 and would not have a material effect on our liquidity. Due to the nature of our debt, all of our interest expense is being capitalized with the asset the debt was used to finance.

Refer to Note 10 - Debt in our Form 10-K for more information regarding our portfolio of debt.

Foreign Currency Risk

We are exposed to fluctuations of the Euro (“EUR”) relative to the U.S. Dollar (“USD”) due to the agreements with Dalsem Greenhouse Technology, B.V. (“Dalsem”) for the construction of the Richmond tomato facility and Berea salad greens facility, which requires a portion of each payment due in EUR and a portion due in USD. We currently have foreign currency contracts with total notional amount outstanding of €11 million to hedge certain of these cash flows, and therefore do not anticipate a material risk from fluctuations in foreign currency. See Note 12 - Derivative Financial Instruments in this Quarterly Report for more information regarding our use of these foreign currency contracts.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and accounting officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2)

accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We do not currently; however, expect such claims to have a material adverse effect on our business, operating results, cash flows or financial condition. However, depending on the nature and timing of a given dispute, an unfavorable resolution could materially affect our current or future results of operations or cash flows. For a description of our legal proceedings, see Part I, Item 1, Note 11. Commitments and Contingencies for more information.
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
•We will require significant additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our operations and future growth, including with respect to technology.
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
•We are only in our second harvest, which makes it difficult to forecast future results of operations.
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

We incurred net losses of $30.6 million and $28.5 million for the three months ended March 31, 2022 and 2021, respectively. We believe we will continue to incur net losses for the foreseeable future as we continue to invest in world-class technology to increase production and commercial sales of our products. There is no guarantee when, if ever, we will become profitable. We expect to expend substantial resources as we:

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

The high-tech greenhouse agriculture business is extremely capital-intensive and we expect to expend significant resources to complete the build-out of facilities under construction, including the development of related technology, continue harvesting existing crops and plant and harvest new crops in our existing and future CEA facilities. These expenditures are expected to include working capital, costs of acquiring and building out new facilities, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting, developing and retaining a skilled labor force, including local labor. In addition, other unanticipated costs may arise due to the unique nature of these CEA facilities and increased production in our single operating facility at full capacity. We currently import many of the supplies and materials for greenhouse production and operations from abroad, including the construction materials for our CEA facilities and seeds for plants. Accordingly, we are subject to risk of fluctuation in exchange rates, which could cause unexpected increases in our costs and harm our financial position. In addition, our ability to execute on our growth strategy and CEA technology require significant additional financing.

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

Although we have taken, and continue to take, precautions to guard against crop diseases and pests, these efforts may not be sufficient. For example, in June 2021 and during the course of the fourth quarter of 2021, we experienced outbreaks of various pests and disease on certain of our plants. In response, we undertook several mitigation efforts, including the removal of plants, shortened growing periods of plants that were or may have been affected, and modifications to operational practices to eliminate or greatly reduce potential transmission vectors. These efforts adversely affected, and will continue to affect, yields for the 2021-2022 growing season at our Morehead facility. While the net sales impact of mitigation efforts related to the occurrence of plant disease has not been significant to date, we now expect the impact of plant disease to be toward the higher end of our forecast of 10 to 15% of 2022 yield as we removed some extra rows in the affected area out of an abundance of caution. We expect our mitigation efforts to shift a portion of our second quarter sales and production into the third quarter. In addition, diseases and pests can make their way into greenhouses from outside sources over which we have limited or no control. Diseases and pests can be inadvertently brought in by employees, from seed and propagation vendors and from the trucks that transport supplies to the greenhouse. Once a disease or pest is introduced, we will need to quickly identify the problem and take remedial action in order to preserve the growing season. Failure to identify and remediate any diseases or pests in a timely manner could cause the loss of all or a portion of our crop and result in substantial time and resources to resume operations. Crop losses as a result of these agricultural risks have and could continue to negatively and materially impact our business, prospects, financial condition, results of operations and cash flows.

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

In addition, we have experienced and may continue to experience unexpected delays in building our CEA facilities for a variety of reasons, including limited financing, limited labor due to COVID-19 or other factors, unexpected construction problems or severe weather. For example, to incorporate design and other insights from construction of the 15-acre Berea salad greens facility and to maintain flexibility in the allocation of capital resources, we temporarily paused development of the 10-acre Morehead salad greens facility with resumption of construction contingent upon financing. If we experience significant unexpected delays in construction, we may have to limit or miss out on an entire growing season depending on the timing and extent of the delays, which could harm our business, financial condition and results of operations.

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

We have rapidly hired in the region as we prepared to open our CEA facility and benefited from a strong network of employer assistance programs ready to help companies interested in locating in the region to provide jobs for its ready workforce. However, there is competition for skilled agricultural labor in the region, particularly from the cannabis, food, and distribution industries, and even if we are able to identify, hire and develop our labor force, there is no guarantee that we will be able to retain these employees. For example, we continue to observe an overall tightening and increasingly competitive local labor market. In order to forestall any potential labor shortfall, we have hired contract laborers from outside of the region to help complete our next harvest. If we are unable to hire, develop and retain a labor force capable of performing at a high-level, or if mitigation measures we take to respond to a deficit of adequate local labor, such as overtime and contract laborers, have unintended negative effects, our business results of operations and financial condition could be adversely affected. Further, the operation of CEA facilities requires unique skills, which may not be widely available in the regions where we operate. Any additional shortages of labor, lack of training or skills, or lack of regular availability could restrict our ability to operate our greenhouses profitably, or at all.

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

Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, government unemployment subsidies, including unemployment benefits offered in response to the COVID‐19 pandemic, and other government regulations. We continue to observe an overall tightening and increasingly competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base, including those caused by COVID‐19, or measures taken to address COVID-19, or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our greenhouse equipment and overall business.

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

For the foreseeable future, we intend to pursue a growth strategy for the expansion of our operations through increased product development and marketing. Our ability to rapidly expand our operations will depend upon many factors, including our ability to work in a regulated environment, establish and maintain strategic relationships with suppliers, and obtain adequate and necessary capital resources on acceptable terms. Any restrictions on our ability to expand may have a materially adverse effect on our business, results of operations, and financial condition, including with respect to our technology initiatives. Accordingly, we may be unable to achieve our targets for sales growth, and our operations may not be successful or achieve anticipated operating results.

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

We are only in our second harvest, which makes it difficult to forecast future results of operations.
Our first CEA facility in Morehead, Kentucky partially opened in October 2020, marking the beginning of our first growing season. The Morehead CEA facility was completed in March 2021 and we concluded our first growing season in August 2021. We completed planting our second crop in September 2021 and the harvest of the new crop commenced in the fourth quarter of 2021. As a result, our ability to accurately forecast future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. In future periods, net sales growth could slow or net sales could decline for a number of reasons, including plant diseases or pest infestations, slowing demand for our products, increasing competition, a decrease in the growth of the overall market, or our failure, for any reason, to take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and future net sales growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

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

We also have no control over our products once Mastronardi or any other distributor takes possession of them. Distributors or consumers may store our products under conditions and for periods of time inconsistent with U.S. Department of Agriculture (“USDA”), U.S. Food and Drug Administration (the “FDA”), and other governmental guidelines, which may adversely affect the quality and safety of our products.

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

Our market opportunity estimates and growth forecasts, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of the ongoing COVID-19 pandemic, geopolitical tensions, such as Russia’s recent incursion into Ukraine, and the related economic impacts. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by these market opportunity estimates will purchase our products at all or generate any particular level of net sales for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our product and those of our competitors. Even if the market in which we compete meets our size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, any forecasts of market growth should not be taken as indicative of our future net sales or growth prospects.

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

In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants, and pathogenic organisms into consumer products as well as product substitution. FDA regulations require companies like us to analyze, prepare, and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products, suspension of our facilities’ registrations, and/or the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition, and operating results.

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

We use or plan to use computers, software and technology in substantially all aspects of our business operations. We build and operate robotics which rely on these technologies. Our employees also use or plan to use mobile devices, social networking and other online activities to connect with team members, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Cybersecurity incidents are increasing rapidly in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks in particular increasing in connection with the COVID-19 pandemic. Furthermore, cyber-attacks may potentially increase following Russia’s recent incursion into Ukraine. Our business involves sensitive information and intellectual property, including know-how, private information about team members and financial and strategic information about us and our business partners.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of net sales and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the useful lives of fixed assets, the valuation of instruments issued for financing and stock-based compensation, and income taxes, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our securities.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.Failure to maintain effective internal control over financial reporting could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

The valuation of our Private Warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).
At March 31, 2022, there were 13,241,617 warrants to purchase Common Stock outstanding, consisting of 11,920,020 public warrants (“Public Warrants”) and 1,321,597 private warrants (“Private Warrants” and together with Public Warrants, “Warrants”). The Private Warrants are held by the Novus initial stockholders. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. As further outlined in the Notes to our condensed consolidated financial statements, the Private Warrants are classified as a liability and remeasured at fair value at each reporting date.

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

The following factors, in addition to other factors described in this “Risk Factors” section and included elsewhere in this Quarterly Report, have and may have a significant impact on the market price of our securities:

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
•regulatory or legal developments;
•changes in general market, economic, and political conditions, as well as uncertainty resulting from the COVID-19 pandemic and geopolitical tensions;
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

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business. For example, we are subject to securities litigation and our officers and directors are subject to a related derivative complaint, which are expensive and could divert management attention and adversely impact our business.

From time to time, we may be party to various claims and litigation proceedings. For example, in September 2021, a putative securities class action complaint was filed against us and certain of our officers and in March 2022, a derivative complaint was filed against our officers and directors. The cases are still pending. See Part I, Item 1. Note 11.-Commitments and Contingencies for more information. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.

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

To the extent our Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by our stockholders, could increase the volatility of the market price of Common Stock or adversely affect the market price of Common Stock.

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

In addition, we have filed a registration statement on Form S-8 under the Securities Act registering the issuance of approximately 17.4 million shares of Common Stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements, exercise of options and settlement of restricted stock units.

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

You will be diluted by any exercises of outstanding Warrants and outstanding options as well as settlement of outstanding restricted stock units, and/or the sale and issuance of our Common Stock pursuant to the Purchase Agreement with B. Riley Principal Capital. In addition, we may issue additional shares of Common Stock or other equity securities convertible into Common Stock without your approval, which would dilute your ownership interests and may depress the market price of the Common Stock.

As of March 31, 2022, we had 13,241,617 Warrants, 2,726,936 options, and 5,683,404 restricted stock units outstanding. The exercise of such Warrants or options, and the settlement of such restricted stock units, will result in dilution of your investment and could negatively impact the market price of our Common Stock.

On December 15, 2021, we entered into a common stock purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley Principal Capital”) pursuant to which B. Riley Principal Capital committed to purchase up to $100 million of our Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement. See Note 15 - Common Stock to the Form 10-K for additional information. The shares of our Common Stock that may be issued under the Purchase Agreement may be sold by us to B. Riley Principal Capital at our discretion from time to time over an approximately 24-month commencing on the Commencement Date, as defined in the Purchase Agreement. We may ultimately decide to sell all, some, or none of the shares of our Common Stock that may be available for us to sell to B. Riley Principal Capital pursuant to the Purchase Agreement. The purchase price for the shares that we may sell to B. Riley Principal Capital under the Purchase Agreement will fluctuate based on the price of our Common Stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our Common Stock to fall.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, particularly since we are now a large accelerated filer and are no longer a smaller reporting company after December 31, 2021. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to continue to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and make some activities more time- consuming and costly. The increased costs may increase our net loss. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage as we did prior to becoming a public company. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in future uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as our executive officers.

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

We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of March 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $142.2 million.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit			Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of AppHarvest, Inc.	Form 8-K	001-39288	3.1	February 2, 2021
3.2	Amended and Restated Certificate of Bylaws of AppHarvest, Inc.	Form 8-K	001-39288	3.2	February 2, 2021
10.1	Amended and Restated Promissory Note, in favor of JPMorgan Chase Bank, N.A., dated January 10, 2022, by AppHarvest Pulaski Farm, LLC	Form 10-K	001-39288	10.31	March 1, 2022
10.2*	Employment Agreement, dated February 27, by and between AppHarvest, Inc. and Julie Nelson
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

APPHARVEST, INC.
(Registrant)

Date: May 3, 2022	By:	/s/ Loren Eggleton
Loren Eggleton
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)