Form 10-Q
period 2022-06-30
AppHarvest, Inc.
filed 2022-08-03
CIK 1807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0001, outstanding at July 29, 2022, were 105,888,360.

APPHARVEST, INC

Part I - Financial Information
Item 1. Financial Statements
APPHARVEST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$50,943	$150,755
Restricted cash	48,354	25,556
Accounts receivable, net	1,289	1,575
Inventories, net	2,936	4,998
Prepaid expenses and other current assets	3,565	5,613
Total current assets	107,087	188,497
Operating lease right-of-use assets, net	4,261	5,010
Property and equipment, net	429,340	343,913
Other assets, net	23,066	16,644
Total non-current assets	456,667	365,567
Total assets	$563,754	$554,064
Liabilities and stockholders’ equity
Current Liabilities
Accounts payable	$10,671	$8,553
Accrued expenses	18,189	15,794
Current portion of lease liabilities	777	751
Current portion of long-term debt	49,717	28,020
Other current liabilities	59	119
Total current liabilities	79,413	53,237
Long-term debt, net of current portion	121,409	102,637
Lease liabilities, net of current portion	4,388	4,938
Deferred income tax liabilities	2,149	2,418
Private Warrant liabilities	541	1,385
Other liabilities	123	1,809
Total non-current liabilities	128,610	113,187
Total liabilities	208,023	166,424
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.0001, 10,000 shares authorized, 0 issued and outstanding, as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001, 750,000 shares authorized, 105,737 and 101,136 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	11	10
Additional paid-in capital	597,205	576,895
Accumulated deficit	(246,654)	(187,314)
Accumulated other comprehensive income (loss)	5,169	(1,951)
Total stockholders’ equity	355,731	387,640
Total liabilities and stockholders’ equity	$563,754	$554,064
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
(In thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$4,358	$3,138	$9,522	$5,437
Cost of goods sold	14,121	15,683	27,675	22,519
	(9,763)	(12,545)	(18,153)	(17,082)
Operating expenses:
Selling, general and administrative expenses	20,225	27,467	41,264	58,956
Total operating expenses	20,225	27,467	41,264	58,956
Loss from operations	(29,988)	(40,012)	(59,417)	(76,038)
Other income (expense):
Interest expense from related parties	—	—	—	(658)
Interest expense	—	(88)	—	(88)
Change in fair value of Private Warrants	1,069	6,488	(260)	16,314
Other	55	105	69	461
Loss before income taxes	(28,864)	(33,507)	(59,608)	(60,009)
Income tax benefit (expense)	159	1,491	268	(522)
Net loss	(28,705)	(32,016)	(59,340)	(60,531)

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives contracts, net of tax	2,760	(1,843)	7,120	(2,512)
Comprehensive loss	$(25,945)	$(33,859)	$(52,220)	$(63,043)

Net loss per common share:
Basic and diluted	$(0.28)	$(0.32)	$(0.58)	$(0.67)
Weighted average common shares outstanding:
Basic and diluted	103,098	100,084	102,215	90,460

See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
December 31, 2020	9,750	$1	$686	$(21,128)	—	(20,441)
Retroactive application of recapitalization	34,711	3	45,204	—	—	45,207
Adjusted balance, December 31, 2020	44,461	4	45,890	(21,128)	—	24,766
Business Combination and PIPE shares, net	53,361	6	433,521	—	—	433,527
Conversion of Private Warrants	—	—	5,819	—	—	5,819
Stock options exercised	103	—	35	—	—	35
Stock-based compensation	—	—	6,287	—	—	6,287
Net loss	—	—	—	(28,515)	—	(28,515)
Other comprehensive loss	—	—	—	—	(669)	(669)
March 31, 2021	97,925	$10	$491,552	$(49,643)	$(669)	$441,250
Conversion of Private Warrants	—	—	3,114	—	—	3,114
Issuance of common stock for acquisition of Root AI	2,329	—	48,991	—	—	48,991
Issuance of stock options for business combination	—	—	361	—	—	361
Vesting of restricted stock units	21	—	(108)	—	—	(108)
Stock-based compensation	—	—	13,390	—	—	13,390
Net loss	—	—	—	(32,016)	—	(32,016)
Other comprehensive loss	—	—	—	—	(1,843)	(1,843)
June 30, 2021	100,275	$10	$557,300	$(81,659)	$(2,512)	$473,139

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
December 31, 2021	101,136	$10	$576,895	$(187,314)	$(1,951)	$387,640
Conversion of Private Warrants	—	—	1,104	—	—	1,104
Stock option exercise	—	—	36	—	—	36
Vesting of restricted stock units	414	—	(953)	—	—	(953)
Stock-based compensation	—	—	6,035	—	—	6,035
Net loss	—	—	—	(30,635)	—	(30,635)
Other comprehensive income	—	—	—	—	4,360	4,360
March 31, 2022	101,550	$10	$583,117	$(217,949)	$2,409	$367,587
Stock option exercise	762	—	21	—	—	22
Issuance of common stock under the Purchase Agreement	3,150	—	8,232	—	—	8,232
Issuance of common stock for Employee Stock Purchase Plan	78	—	211	—	—	211
Vesting of restricted stock units	197	—	(369)	—	—	(369)
Stock-based compensation	—	—	5,993	—	—	5,993
Net loss	—	—	—	(28,705)	—	(28,705)
Other comprehensive income	—	—	—	—	2,760	2,760
June 30, 2022	105,737	$11	$597,205	$(246,654)	$5,169	$355,731
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net loss	$(59,340)	$(60,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Private Warrants	260	(16,314)
Deferred income tax (benefit) expense	(268)	522
Depreciation and amortization	6,176	4,602
Fixed asset impairment	1,070	—
Stock-based compensation expense	12,028	19,677
Rent expense in excess of payments	52	6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	286	(725)
Inventories, net	2,062	2,045
Prepaid expenses and other current assets	2,048	(3,744)
Other assets, net	(569)	(12,444)
Accounts payable	708	998
Accrued expenses	(2,121)	1,983
Other current liabilities	3	(24)
Other non-current liabilities	(29)	469
Net cash used in operating activities	(37,634)	(63,480)
Investing Activities
Purchases of property and equipment	(87,585)	(73,373)
Purchases of property and equipment from a related party	—	(122,911)
Cost of acquisition, net of cash acquired	—	(9,756)
Net cash used in investing activities	(87,585)	(206,040)
Financing Activities
Proceeds from Business Combination and PIPE shares, net	—	448,500
Proceeds from debt	42,315	75,000
Payments on long-term debt	(1,875)	—
Debt issuance costs	—	(656)
Payments on financing obligation to a related party	—	(2,089)
Proceeds from stock options exercised	57	35
Proceeds from Employee Stock Purchase Plan	211	—
Payments of withholding taxes on restricted stock unit conversions	(1,322)	(108)
Proceeds from issuance of common stock	8,819	—
Net cash provided by financing activities	48,205	520,682
Change in cash and cash equivalents	(77,014)	251,162
Cash, cash equivalents and restricted cash at the beginning of period	176,311	21,909
Cash, cash equivalents and restricted cash at the end of period	99,297	273,071
Less restricted cash at the end of the period	48,354	—
Cash and cash equivalents at the end of the period	$50,943	$273,071
Non-cash Activities:
Fixed assets purchases in accounts payable	$1,410	$2,058
Fixed assets purchases in accrued liabilities	$4,516	$8,201
Operating lease right-of-use assets and liabilities	$237	$1,055
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)

1. Description of Business

AppHarvest, Inc. (the “Company”, or “AppHarvest”) was founded on January 19, 2018. Together with its subsidiaries, AppHarvest is a sustainable food company in Appalachia developing and operating some of the world’s largest high-tech indoor farms with robotics and artificial intelligence to build a reliable, climate-resilient food system. AppHarvest’s farms are designed to grow produce using sunshine, rainwater and up to 90% less water than open-field growing, all while producing yields up to 30 times that of traditional agriculture and preventing pollution from agricultural runoff. AppHarvest combines conventional agricultural techniques with cutting-edge technology, including artificial intelligence and robotics, to improve access to nutritious food, farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.

Prior to October 2020, AppHarvest’s operations were limited to the start-up concerns of organizing and staffing, business planning, raising capital, and acquiring and developing properties for Controlled Environment Agriculture (“CEA”). In October 2020, AppHarvest partially opened its first CEA facility in Morehead, Kentucky (the “Morehead CEA facility”). AppHarvest harvested its first crop of beefsteak tomatoes and tomatoes on the vine in January 2021 and March 2021, respectively. In May 2021, AppHarvest opened production of the full 60 acres at the Morehead CEA facility.

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

The Company has incurred losses from operations and generated negative cash flows from operating activities since inception. The Company expects that its existing cash and cash equivalents and credit available under its loan agreements will be sufficient to fund its current payroll and working capital requirements for at least 12 months from the date of this Quarterly Report, as well as our debt service requirements and currently planned capital expenditure requirements as it continues to build out the Berea salad greens facility, Richmond tomato facility and Somerset facility this year. However, the Company’s operating plan may change because of factors currently unknown, and the Company may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. There can be no assurance that financing will be available to the Company on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for the Company to operate the business or implement its growth plans.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited condensed consolidated financial statement should be used in conjunction with the Company’s audited consolidated financial statements, as of and for

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.
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

The Company’s results can also be affected by economic, political, legislative, regulatory, legal actions, and the global volatility and general market disruption resulting from the global COVID-19 pandemic and geopolitical tensions, such as Russia’s incursion into Ukraine. Economic conditions, such as recessionary trends, inflation, supply chain disruptions, interest and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, environmental, regulatory or administrative actions, claims, or proceedings.

Warrants

At June 30, 2022, there were 13,242 warrants to purchase Common Stock outstanding, consisting of 11,920 public warrants (“Public Warrants”) and 1,322 private warrants (“Private Warrants” and together with Public Warrants, “Warrants”). The Private Warrants are held by the initial stockholders of the special purpose acquisition company. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. The warrants expire on January 29, 2026, or earlier upon redemption or liquidation.

The fair value of the Private Warrants is estimated at each measurement date using a Black-Scholes option pricing model. See Note 5 - Fair Value Measurements for inputs used in calculating the estimated fair value.

Accounts Receivable

The Company’s trade accounts receivable are non-interest bearing and are recorded at the net realizable value. The allowance for doubtful accounts represents the Company’s best estimate of the amount of expected credit losses in existing accounts receivable. As of June 30, 2022 and December 31, 2021, the Company had no allowance for doubtful accounts.

Capitalization of Interest

During the three and six months ended June 30, 2022, $2,112 and $3,761 of interest expense has been capitalized, respectively. No interest was capitalized during the three and six months ended June 30, 2021.

New Accounting Pronouncements

No new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the condensed consolidated financial statements.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
3. Restructuring

During the three and six months ended June 30, 2022, the Company initiated and completed a restructuring plan to reduce operating costs, prioritize core farm operations and align technical resources to support farm production and quality improvements. The Company anticipates the cost savings from the restructuring plan will support growth-related initiatives and help meet the long-term goals and liquidity needs. During the three and six months ended June 30, 2022, the Company incurred costs of $1,231 and $3,221, respectively, related to the restructuring initiative, of which $904 and $2,089, respectively, was for severance and other benefits, and $327 and $1,132, respectively, was for legal and other costs.

In addition to the restructuring actions noted above, the Company recognized a $1,070 impairment charge during the three and six months ended June 30, 2022, for certain technology property and equipment that will no longer be utilized following the Company’s alignment of its technology initiatives with core farm operations.

All of the costs as disclosed above are included in sales, general and administrative (“SG&A”) in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
The table below presents the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for each measurement:

		Fair Value as of:
		June 30, 2022				December 31, 2021
	Balance Sheet Account	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	Other assets, net	$—	$5,293	$—	$5,293	$—	$—	$—	$—
Foreign currency contracts	Other assets, net	—	10	—	10	—	14	—	14
Total assets		$—	$5,303	$—	$5,303	$—	$14	$—	$14
Liabilities:
Foreign currency contracts	Other current liabilities	$—	$—	$—	$—	$—	$63	$—	$63
Interest rate swap	Other liabilities	—	—	—	—	—	1,657	—	1,657
Private Warrants	Private Warrant liabilities	—	541	—	541	—	1,385	—	1,385
Total liabilities		$—	$541	$—	$541	$—	$3,105	$—	$3,105

The Company’s derivative contracts, including foreign currency forward and option contracts and an interest rate swap, are measured at fair value using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. As of June 30, 2022, the carrying value of the Company’s debt approximated fair value due to the short term nature of the debt or that such borrowings bear variable interest rates that correspond to current market rates. See Note 12 - Derivative Financial Instruments and Note 10 - Debt for more information on the Company’s use of financial instruments.

The Private Warrant liabilities are determined using a Black-Scholes option pricing model, a Level 2 valuation. The significant inputs to the Private Warrant valuation are as follows:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$3.49	$3.89
Volatility	53.0%	54.0%
Remaining term in years	3.58	4.08
Risk-free rate	3.00%	1.12%
Dividend yield	—	—
The following table summarizes the private warrant activity for the three and six months ended June 30, 2022:

Fair value of Private Warrants on December 31, 2021	$1,385
Fair value of Private Warrants converted to Public Warrants	(1,104)
Change in fair value of Private Warrants	1,329
Fair value of Private Warrants outstanding as of March 31, 2022	$1,610
Fair value of Private Warrants converted to Public Warrants	—
Change in fair value of Private Warrants	(1,069)
Fair value of Private Warrants outstanding as of June 30, 2022	$541

The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax impact relating to changes in the fair value of the Private Warrants. The changes in the fair value of the Private Warrants may be material to our future operating results.

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

	June 30, 2022	December 31, 2021
Raw materials	$2,486	$1,314
Growing crops	237	3,684
Finished goods	213	—
Total inventories, net	$2,936	$4,998

7. Property and Equipment

	June 30, 2022	December 31, 2021
Land	$32,250	$32,395
Buildings	80,927	79,450
Machinery and equipment	51,201	49,418
Construction in progress	275,041	186,848
Leasehold improvements	4,688	4,740
Less: accumulated depreciation	(14,767)	(8,938)
Total property and equipment, net	$429,340	$343,913
Depreciation expense was $3,014 and $6,056 for the three and six months ended June 30, 2022, compared to $2,363 and $4,135 for the three and six months ended June 30, 2021.

8. Other Assets

	June 30, 2022	December 31, 2021
Utility deposits	$7,923	$7,479
Investment in unconsolidated entity	5,000	5,000
Prepayments for fixed assets	4,120	2,888
Interest rate swap	5,293	—
Other assets	730	1,277
Total other assets	$23,066	$16,644

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)

9. Accrued Expenses

	June 30, 2022	December 31, 2021
Construction costs	$12,983	$8,467
Payroll and related	2,911	2,768
Professional service fees	564	1,944
Other accrued liabilities	1,440	1,154
Utilities	291	1,461
Total accrued expenses	$18,189	$15,794

10. Debt

	June 30, 2022	December 31, 2021
Rabo Loan	$73,125	$75,000
Construction Loan	52,559	31,944
JPM Loan	46,032	24,335
Unamortized debt issuance costs	(590)	(622)
Debt, net of issuance costs	171,126	130,657
Less current portion	(49,717)	(28,020)
Long term, net	$121,409	$102,637

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

On June 15, 2021, the Company entered into a master credit agreement with Rabo AgriFinance LLC (the “Lender”) for a real estate term loan in the original principal amount of $75,000 (the “Rabo Loan”). The Rabo Loan matures on April 1, 2031, with quarterly interest payments commencing on July 1, 2021 and quarterly principal payments, commencing on January 1, 2022, with the remaining balance of principal and interest due upon maturity. Payments are based on one month LIBOR plus 2.500% per annum. The Rabo Loan is collateralized by the business assets of the first Morehead CEA facility and requires compliance with financial covenants. The financial covenants generally begin to be measured on December 31, 2022, except for the working capital ratio. On July 29, 2022, the Company obtained a waiver from the Lender whereby the Company is no longer required to measure or report the current ratio for the June 30, 2022, reporting period but will begin to report the current ratio covenant compliance for the December 31, 2022 reporting period. The change aligns all measurements of material financial covenants to begin with the December 31, 2022 measurement date. In exchange, the Company agreed to fund an additional $2,000 to a reserve account. At June 30, 2022, the Company would not have met the current ratio requirement for the Morehead CEA subsidiary. The Company’s liability under the Rabo Loan was $73,125 at June 30, 2022.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
11. Commitments and Contingencies
(a)Leases
For the three and six months ended June 30, 2022 the Company recognized $257 and $496, respectively, of operating lease expense in SG&A within the unaudited condensed consolidated statement of operations and comprehensive loss compared to $118 and $215, for the three and six months ended June 30, 2021, respectively.
The future minimum rental payments required under the leases for each year of the next five years and in the aggregate thereafter are as follows:

Operating leases
Remainder of 2022	$564
2023	1,085
2024	1,027
2025	1,030
2026	1,048
2026 and thereafter	1,612
Total minimum payments required	6,366
Less: imputed interest costs(1)	(1,201)
Present value of net minimum lease payments(2)	$5,165
Weighted-average imputed interest rate	7.24%
Weighted-average remaining lease term (in years)	5.9
____________________________
(1)Represents the amount necessary to reduce net minimum lease payments to present value using actual rate in the lease agreement or the Company’s incremental borrowing rate at lease inception.
(2)Included in the unaudited condensed consolidated balance sheet as of June 30, 2022 as current and non-current lease liability of $777 and $4,388, respectively.
Supplemental cash flow information related to leases is as follows:

	Period Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$489	$205
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,055
Operating lease right-of-use assets surrendered with the early termination of lease liabilities	$(237)	$—

(b)     Litigation
The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of business. The Company records a liability when a particular contingency is probable and estimable.

On September 24, 2021, the first of two federal securities class action lawsuits (captioned Ragan v. AppHarvest, Inc.) was filed by a purported stockholder of the Company in the United States District Court for the Southern District of New York on behalf of a proposed class consisting of those who acquired the Company’s securities between May 17, 2021 and August 10, 2021. On December 13, 2021, the court consolidated the two cases, and appointed a lead plaintiff. An amended complaint was filed on March 2, 2022. The amended complaint was brought as a purported class action on behalf of purchasers of the Common Stock between February 1, 2021 to August 10, 2021. The amended complaint names the Company and certain of its current officers as defendants, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding the Company’s operations at the Morehead CEA Facility in the first half of 2021. In particular, plaintiffs allege that defendants’ public statements during the class period were false and misleading because defendants failed to disclose issues related to the Company’s tomato harvest and employee train~~i~~ng and retention. The amended complaint seeks unspecified monetary damages on behalf of the putative class

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
and an award of costs and expenses, including reasonable attorneys’ fees. On May 2, 2022, defendants filed a motion to dismiss the amended complaint. On July 25, 2022, the lead plantiff filed a second amended complaint.

Additionally, on March 11, 2022, a derivative complaint (captioned Michael Ross v. Kiran Bhatraju, et al.) was filed in the U.S. District Court for the Southern District of New York against certain of AppHarvest’s officers and directors. The derivative complaint restyles the federal securities class action allegations as a purported derivative claim on behalf of the Company against its officers and Board members for their alleged breaches of fiduciary duties in allowing the purported disclosure violations to occur. The derivative complaint seeks unspecified monetary restitution and disgorgement of profits, benefits, or compensation obtained by the defendants, an award of costs and expenses, including reasonable attorneys’ fees, and that the Court direct the Company to reform its corporate governance procedures. On June 15, 2022, another derivative complaint (captioned Zach Wester v. Kiran Bhatraju, et al.) was filed in the U.S. District Court for the Southern District of New York against certain of AppHarvest’s officers and directors. The Wester derivative complaint is substantially similar to the Ross derivative complaint. On July 22, 2022, the Ross and Wester derivative cases were consolidated, and are stayed until (1) the securities class action is dismissed with prejudice and all appeals related thereto are exhausted; (2) defendants file an answer in the securities class action; or (3) any party in the derivative cases no longer consents to the stay.

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
12. Derivative Financial Instruments
The Company has entered into foreign currency forward and option contracts to hedge certain cash flows related to anticipated expenditures related to the construction of its Berea, Kentucky and Richmond, Kentucky CEA facilities. These contracts, which have maturities ranging through December 2022, qualify as cash flow hedges and are used to hedge the Company’s foreign currency risk associated with the Euro denominated payments due upon the completion of established project milestones under the applicable CEA facility construction contracts. As of June 30, 2022, the total notional amount outstanding of foreign currency contracts designated as cash flow hedging instruments was €8,230 compared to €19,149 at December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company maintained collateral of $193 and $3,710, respectively, for the hedge program which is included in prepaid expenses and other current assets in the respective unaudited condensed consolidated balance sheet.
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
Under the “spot method”, changes in the fair value of forward contracts attributable to changes in the difference between the forward rate and the spot rate (forward points) and the fair value of option contracts attributable to time and volatility values (up-front premium) will be excluded from the measure of hedge effectiveness and amortized as COGS and SG&A on a straight-line basis over the terms of the underlying contracts. During the three and six months ended June 30, 2022 and June 30, 2021 the Company recognized amortization expense of $50 and $120, and $226 and $256, respectively, related to its foreign currency hedge contracts within its unaudited condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2022 and December 31, 2021, the Company had a net asset of $10 and a net liability of $49 in foreign currency contracts designated as cash flow hedging instruments, respectively, which is included in other current assets and other current liabilities in the unaudited balance sheets.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
The following table summarizes the before and after tax amounts for the various components of other comprehensive income(loss) for the periods presented:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Before Tax	Tax (Expense) Benefit	After Tax	Before Tax	Tax Benefit	After Tax
Foreign currency	$44	$—	$44	$822	$(244)	$578
Interest rate swap	2,716	—	2,716	(2,421)	—	(2,421)
Total Accumulated comprehensive income/(loss)	$2,760	$—	$2,760	$(1,599)	$(244)	$(1,843)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Before Tax	Tax (Expense) Benefit	After Tax	Before Tax	Tax Benefit	After Tax
Foreign currency	$169	$—	$169	$(91)	$—	$(91)
Interest rate swap	6,951	—	6,951	(2,421)	—	(2,421)
Total Accumulated comprehensive income/(loss)	$7,120	$—	$7,120	$(2,512)	$—	$(2,512)

During the three and six months ended June 30, 2022 an income tax (expense) benefit of $(738) and $(1,903) was recognized within other comprehensive income (loss), respectively, compared to $428 and $672 for the three and six months ended June 30, 2021, respectively.
The income tax (expense) benefit of $(1,381) and $521 related to the $5,169 and $(1,951) balance in AOCI at June 30, 2022 and December 31, 2021, respectively, is fully offset by a valuation allowance. The Company will release the AOCI amounts, net of any tax impact, from the foreign currency contracts and the interest rate swap in the periods that the underlying transactions impact earnings as described above.
13. Stock-based Compensation
Total stock-based compensation expense was $5,993 and $12,028 for the three and six months ended June 30, 2022, of which $5,780 and $11,674, respectively, were included in SG&A and $213 and $354 were included in COGS for the three and six months ended June 30, 2022. This is compared to $13,390 and $19,677 for the three and six months ended June 30, 2021, of which $12,345 and $18,372 were included in SG&A and $1,045 and $1,305 were included in COGS for the three and six months ended June 30, 2021, respectively.
14. Income Taxes
The Company’s effective income tax rate was 0.6% and 0.4% for the three and six months ended June 30, 2022, respectively. The variance from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2022 and June 30, 2021, was primarily attributable to increases in the Company’s valuation allowance largely driven by increases in the Company’s net operating loss carryforwards.
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
15. Shareholders' Equity
Net Loss per Common Share
Diluted net loss per common share is the same as basic net loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive:

Anti-dilutive common share equivalents	June 30, 2022	June 30, 2021
Stock options	2,186	2,889
Restricted stock units	5,360	8,429
Warrants	13,242	13,250
Total anti-dilutive common share equivalents	20,788	24,568

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(28,705)	$(32,016)	$(59,340)	$(60,531)
Denominator:
Weighted-average common shares outstanding, basic and diluted	103,098	100,084	102,215	90,460
Net loss per common share, basic and diluted	$(0.28)	$(0.32)	$(0.58)	$(0.67)

Common Stock Purchase Agreement
On December 15, 2021, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley Principal Capital”). Pursuant to the Purchase Agreement, the Company has the right to sell to B. Riley Principal Capital up to the lesser of (i) $100,000 of newly issued shares of the Company’s common stock and (ii) the Exchange Cap, which is 20,143 of the Company’s common stock (subject to certain limitations and conditions), from time to time during the 24-month term of the Purchase Agreement. Sales of common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital under the Purchase Agreement.
During the three and six months ended June 30, 2022, the Company has sold an aggregate 3,150 shares of its Common Stock pursuant to the Purchase Agreement for aggregate proceeds, net of fees incurred of $400, of $8,819. As a result, deferred equity issuance costs of $587 were amortized into equity during the three and six months ended June 30, 2022. As of June 30, 2022, there were 16,796 shares reserved for the Purchase Agreement.
16. Subsequent Events

On July 29, 2022, the Company entered into a Loan Agreement dated July 29, 2022, (the “GNCU Loan Agreement”) with Greater Nevada Credit Union (the “GNCU Lender”) for a loan in the original principal amount of $50,000 (the “GNCU Loan”) to be used, in part, for the development of a commercial scale greenhouse facility upon thirty acres of our real property in Pulaski County, Kentucky (the “Project”). The GNCU Loan is guaranteed in favor of the GNCU Lender by the U.S. Department of Agriculture through the USDA’s Business and Industry Loan Guarantee and Rural Energy for America Programs. The proceeds of the GNCU Loan will be used at closing to, in part, pay off the JPM Loan and any accrued interest, of approximately $45,700, and to pay the closing costs, loan fees, and other costs of entering into the GNCU Loan. All remaining proceeds of the GNCU Loan after payment of such costs and the JPM Loan shall be advanced through a customary construction loan draw process to pay for construction costs of the Project, which includes construction of the Company’s 30-acre Somerset facility.

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
It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in Item 1A herein and in our other filings with the Securities and Exchange Commission (the “SEC”). The impact of COVID-19 and its variants, as well as geopolitical tensions, such as Russia’s incursion into Ukraine, including related decades-high inflation and rising interest rates, may also exacerbate these risks, any of which could have a material effect on us. All forward-looking statements included herein are made only as of the date hereof. Unless otherwise required by law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise after the date of such statement.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were founded on January 19, 2018. Together with our subsidiaries, we are a sustainable food company in Appalachia developing and operating some of the world’s largest high-tech indoor farms with robotics and artificial intelligence to build a reliable, climate-resilient food system. Our farms are designed to grow produce using sunshine, rainwater and up to 90% less water than open-field growing, all while producing yields up to 30 times that of traditional agriculture and preventing pollution from agricultural runoff. We combine conventional agricultural techniques with cutting-edge technology, including artificial intelligence and robotics, to improve access to nutritious food, farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.
Prior to October 2020, our operations were limited to the “start-up” concerns of organizing and staffing, business planning, raising capital, and acquiring and developing properties for CEA. In October 2020, we partially opened our first CEA facility in Morehead, Kentucky (the “Morehead CEA facility”), which we estimate can cultivate approximately 720,000 tomato plants with an approximate yield of 40 million pounds per year. We harvested our first crop of beefsteak tomatoes and tomatoes on the vine in January 2021 and March 2021, respectively. In May 2021, we opened production of the full 60 acres at the Morehead CEA facility and, in August 2021, concluded the first harvest. We completed planting of our second crop at the Morehead CEA facility in September 2021, and began harvest of the crop in the fourth quarter of 2021. We concluded the second harvest at the end of July 2022.

We currently have four other CEA facilities under various stages of construction, a salad greens facility in Berea, Kentucky (the “Berea salad greens facility”), a tomato facility in Richmond, Kentucky (the “Richmond tomato facility”), a facility in Somerset, Kentucky designed to grow berries (the “Somerset facility”) and a salad green facility located adjacent to the Morehead CEA facility (the “Morehead salad green facility”).

As of the date hereof, construction on the Berea salad greens facility is approximately 91% complete; the Richmond tomato facility is approximately 86% complete, and the Somerset facility is approximately 84% complete. All three CEA facilities are expected to be operational by the end of 2022, with approximately 165 acres under production, though our construction timeline may be affected by the COVID-19 pandemic and related supply-chain disruptions.

To incorporate design and other insights we gained from construction of the Berea salad greens facility, and to maintain flexibility in the allocation of capital resources, we have temporarily paused development of the Morehead salad green facility, with resumption of construction contingent upon financing. We expect to develop additional CEA facilities only after obtaining the necessary capital, assuming, among other things, that we are able to obtain necessary capital when needed and on acceptable terms. For a discussion of possible adverse supply chain disruptions related to our construction timeline, please refer to Part II, Item 1A. Risk Factors, “Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.” and “We build CEA facilities, which may be subject to unexpected costs and delays due to reliance on third parties for construction, material delivery, supply-chains and fluctuating material prices.”
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
Basis of Presentation
Currently, we conduct business through one operating segment. We began generating sales during the first quarter of 2021 and conduct our operations solely in the U.S.
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

Rabo Loan

On June 15, 2021, we entered into a master credit agreement with Rabo AgriFinance LLC (the “Lender”) for a real estate term loan in the original principal amount of $75 million (the “Rabo Loan”). The Rabo Loan matures on April 1, 2031, with quarterly interest payments commencing on July 1, 2021 and quarterly principal payments, commencing on January 1, 2022, with the remaining balance of principal and interest due upon maturity. Payments are based on one month LIBOR plus 2.500% per annum. The Rabo Loan is collateralized by the business assets of the first Morehead CEA facility and requires compliance with financial covenants. The financial covenants generally begin to be measured on December 31, 2022, except for the working capital ratio. On July 29, 2022, we obtained a waiver from the Lender whereby we are no longer required to measure or report the current ratio for the June 30, 2022 reporting period but will begin to report the current ratio covenant compliance for the December 31, 2022, reporting period. The change aligns all measurements of material financial covenants to begin with the December 31, 2022, measurement date. In exchange, we agreed to fund an additional $2.0 million to a reserve account. At June 30, 2022, the Company would not have met the current ratio requirement for the Morehead CEA subsidiary. The Company’s liability under the Rabo Loan was $73.1 million at June 30, 2022.

Factors Affecting Our Financial Condition and Results of Operations
We have expended, and expect to continue to expend, substantial resources as we:
•continue the build-out of the four CEA facilities currently under construction in Richmond, Berea, Somerset and Morehead, Kentucky and invest in additional CEA facilities in the future;
•conclude our second growing season, which concluded at the end of July 2022, and plant and harvest new crops in our future growing seasons;
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

Key Components of Statement of Operations

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with United States generally accepted accounting principles (“GAAP”), we use certain non-GAAP measures, such as Adjusted EBITDA, to understand and evaluate our core operating performance. We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense or benefit, depreciation and amortization, adjusted to exclude: stock-based compensation expense, Business Combination transaction-related costs, restructuring and impairment costs, remeasurement of warrant liabilities, start-up costs for new CEA facilities, Root AI acquisition related costs and certain other non-core items. We believe this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses this non-GAAP measure for trend analyses and for budgeting and planning purposes.

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
Net sales
Substantially all of our net sales for the three and six months ended June 30, 2022, and 2021, were generated from the sale of tomatoes under an agreement with one customer, Mastronardi. Net sales include revenues earned from the sale of our products, less commissions, shipping, distribution and other costs incurred as defined in our customer agreements.
Cost of Goods Sold
Cost of goods sold for the three and six months ended June 30, 2022, and 2021, consisted of expenses incurred related to the production of inventory sold to customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three and six months ended June 30, 2022, and 2021, consisted of payroll and payroll related expenses, stock-based compensation, professional services and legal fees, licenses and registration fees, insurance, depreciation, rent and various other personnel and office related costs. SG&A also included start-up expenses related to pre-commencement commercial activities for tomatoes on the vine at the Morehead CEA facility in 2021 and new CEA facilities under construction in 2022.
Interest Expense
Interest expense for the three and six months ended June 30, 2022 primarily related to long-term debt to help finance the construction of our CEA facilities. Interest expense from related parties for the three and six months ended June 30, 2021, primarily related to the finance lease and financing obligation for the Morehead CEA facility which were settled upon purchase of Morehead Farm, LLC on March 1, 2021, and the convertible note that was converted to Common Stock upon completion of the Business Combination on January 29, 2021.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and June 30, 2021
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$4,358	$3,138	$9,522	$5,437
Cost of goods sold	14,121	15,683	27,675	22,519
	(9,763)	(12,545)	(18,153)	(17,082)
Operating expenses:
Selling, general and administrative expenses	20,225	27,467	41,264	58,956
Total operating expenses	20,225	27,467	41,264	58,956
Operating loss	(29,988)	(40,012)	(59,417)	(76,038)
Interest expense from related parties	—	—	—	(658)
Interest expense	—	(88)	—	(88)
Change in fair value of Private Warrants	1,069	6,488	(260)	16,314
Other	55	105	69	461
Loss before income taxes	(28,864)	(33,507)	(59,608)	(60,009)
Income tax benefit (expense)	159	1,491	268	(522)
Net loss	$(28,705)	$(32,016)	$(59,340)	$(60,531)
Reconciliation of GAAP to Non-GAAP
The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(28,705)	$(32,016)	$(59,340)	$(60,531)
Interest expense from related parties	—	—	—	658
Interest expense	—	88	—	88
Interest income	(154)	(73)	(255)	(96)
Income tax (benefit) expense	(159)	(1,491)	(268)	522
Depreciation and amortization expense	3,064	2,800	6,176	4,602
EBITDA	(25,954)	(30,692)	(53,687)	(54,757)
Change in fair value of Private Warrants	(1,069)	(6,488)	260	(16,314)
Stock-based compensation expense	5,993	13,390	12,028	19,676
Transaction success bonus on completion of Business Combination	—	—	—	1,500
Restructuring and impairment costs	2,256	—	4,246	—
Start-up costs for new CEA facilities(1)	923	—	1,278	—
Business Combination transaction costs	—	543	—	13,804
Root AI acquisition costs(2)	—	625	—	1,032
Adjusted EBITDA	$(17,851)	$(22,622)	$(35,875)	$(35,059)
(1) Start-up costs are related to the pre-commencement commercial activities for tomatoes, salad greens and berries at the Richmond, Berea and Somerset CEA facilities
(2) The acquisition of Root AI occurred on April 7, 2021
The following sections discuss and analyze the changes in the significant line items in our unaudited condensed consolidated statements of operations for the comparison periods identified.
Net Sales

Net sales for the three and six months ended June 30, 2022 were $4.4 million and $9.5 million compared to $3.1 million and $5.4 million for the comparable prior year period. For the three months ended June 30, 2022, the increase of $1.2 million was primarily attributable to higher average net sales prices and expanded product variety, which was offset by lower yield. The $4.1 million increase during the six months ended June 30, 2022, was primarily due to higher average net sales prices and increased production as the Morehead CEA facility was not fully harvesting until May of 2021, due to the phased initial opening, as well as expanded product variety. Continued operational ramp-up at the facility, including enhanced training and productivity improvements, resulted in a more favorable mix of premium and non-premium tomatoes, which also drove higher net sales for the three and six months ended June 30, 2022. Net sales during the three and six months ended June 30, 2022 were negatively impacted by mitigation efforts related to the plant health issue, which led us to remove some extra rows in the affected area out of an abundance of caution and re-plant with new seedlings.

While we initially expected our mitigation efforts would shift a portion of our second quarter sales and production into the third quarter, upcoming maintenance requirements and reduced quality during July led to diminishing pricing and we decided to conclude the second harvest three weeks early, which we expect to have a negative impact on our net sales during the three months ending September 30, 2022. We now expect the impact of the plant health issue to be toward the higher end of 15% to 20% of 2022 yield, which is higher than our original forecast of 10% to 15%.
Cost of Goods Sold
Cost of goods sold for the three and six months ended June 30, 2022 was $14.1 million and $27.7 million compared to $15.7 million and $22.5 million for the comparable prior year periods. The decrease of $1.6 million for the three months ended June 30, 2022 was primarily due to higher average net sales prices during the three months ended June 30, 2022, which resulted in an increase to net sellable inventory, as compared to the three months ended June 30, 2021. This reduction was offset by increased costs related to higher production volume. See “Critical Accounting Estimates” within this section of this Quarterly Report for more information on the estimation, uncertainty and impact of the Company's critical accounting estimates has had, or is reasonably likely to have, on the Company's financial condition or results of operations.
The increase of $5.2 million, for the six months ended June 30, 2022, was primarily due to the Morehead CEA facility being fully operational for the six months ended June 30, 2022 versus the phased launch of production in the comparable prior year period.
Selling, General, and Administrative Expenses
SG&A for the three and six months ended June 30, 2022 was $20.2 million and $41.3 million compared to $27.5 million and $59.0 million for the comparable prior year periods. The $7.2 million decrease was primarily driven by a $7.4 million decrease in stock compensation expense for the three months ended June 30, 2022, and decreased professional fees partially offset by restructuring and impairment charges of $2.3 million. The $17.7 million decrease during the six months ended June 30, 2022 was a result of $13.8 million of transaction costs related to the Business Combination in the prior year, as well as a $7.7 million decrease in stock compensation expense, which was offset by $4.2 million of restructuring and impairment charges. See Note 3 - Restructuring to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on this expense.
We continue to anticipate a decrease in our annualized SG&A of approximately $16 million due to the restructuring initiative which occurred during the first quarter. In addition, we expect annualized cost savings of approximately $12 million from our restructuring during the second quarter, as we reduced funding towards technology that was not centered on core operations in order to focus technology resources on support of improved production and quality as we expect to quadruple the farm network. We have already realized savings of approximately $3.9 million and $5.3 million for the three and six months ended June 30, 2022. We do not expect any further costs associated with the restructurings.
Interest Expense
Interest expense during the three and six months ended June 30, 2022, was incurred on debt used to finance the construction of our CEA facilities and was capitalized as a component of the cost of those facilities. Interest expense of $0.0 million and $0.7 million from related parties for the three and six months ended June 30, 2021, respectively, primarily related to the finance lease and financing obligation for the Morehead CEA facility which were settled upon purchase of Morehead Farm, LLC on March 1, 2021, and the convertible note that was converted to Common Stock upon completion of the Business Combination on January 29, 2021.

Income Taxes
We recorded an income tax benefit of $268 during the six months ended June 30, 2022, resulting in an effective income tax rate 0.4% for the six months ended June 30, 2022. The variance from the U.S. federal statutory rate of 21% for the six months ended June 30, 2022 was primarily attributable to increases in the Company’s valuation allowance largely driven by increases in our net operating loss carryforwards.
Liquidity and Capital Resources
Cash and cash equivalents totaled $50.9 million and $150.8 million as of June 30, 2022, and December 31, 2021, respectively. Currently, our primary sources of liquidity are cash flows generated from the successful completion of the Business Combination, the proceeds from debt and equity financings, our common stock purchase agreement with B. Riley Principal Capital (“Purchase Agreement”) and revenues from the sale of our tomatoes. We have incurred losses and generated negative cash flows from operations since our inception in 2018. We expect to continue to incur losses and negative cash flows from operating expenses for the foreseeable future as we ramp up operations and production at our new CEA facilities. At June 30, 2022, we had an accumulated deficit of $246.7 million.
We continue to expect that the restructuring initiatives, as well as the refocus of technology on core operations, which were implemented in the three and six months ended June 30, 2022, will increase our liquidity by reducing our annualized SG&A expenses as we have already realized savings of $3.9 million and $5.3 million for the three and six months ended June 30, 2022. See Note 3 - Restructuring to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of these restructuring initiatives.
Material Cash Requirements
As of June 30, 2022, there were no material changes in our cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K.

Cash requirements for the remainder of the fiscal year are expected to consist primarily of our current payroll, working capital requirements, planned capital expenditure and debt service requirements. During the three and six months ended June 30, 2022, we spent $48.6 million and $87.6 million, respectively on capital expenditures. We expect to incur approximately $85 million to $90 million more in capital expenditures during the remainder of the fiscal year based on the continued availability of financing on acceptable terms.
We believe that our cash and cash equivalents on hand and available under our loan agreements at June 30, 2022, as well as available proceeds from the Purchase Agreement, are sufficient to meet our current payroll and working capital requirements for a period of at least 12 months from the date of this Quarterly Report, as well as our debt service requirements and currently planned capital expenditure requirements as we continue to build out the Berea salad greens facility, Richmond tomato facility and the Somerset facility this year. We have the ability to defer and adjust our capital expenditures based on our ability to secure additional funding. The amount and timing of our future funding requirements, if any, will depend on many factors, including the timing and costs of completion of our large-scale high-tech CEA facilities. We will plan the timing of completion of our CEA facilities around available funding.
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

Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

(Dollars in thousands)	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(37,634)	$(63,480)
Net cash used in investing activities	(87,585)	(206,040)
Net cash provided by financing activities	48,205	520,682
Cash and cash equivalents (including restricted cash) beginning of year	176,311	21,909
Cash and cash equivalents (including restricted cash) end of period	$99,297	$273,071
Net Cash Used In Operating Activities
Net cash used in operating activities was $37.6 million for the six months ended June 30, 2022, compared to $63.5 million for the six months ended June 30, 2021. The change of $25.8 million was primarily due to $13.8 million for transaction costs related to the Business Combination that were incurred in 2021, and payment of utility and hedge program deposits that were made in 2021, partially offset by increased operating expenses related to full production at the Morehead CEA facility during the six months ended June 30, 2022.
Net Cash Used In Investing Activities
Net cash used in investing activities was $87.6 million for the six months ended June 30, 2022, compared to $206.0 million for the six months ended June 30, 2021. The change of $118.5 million was primarily due to $123.0 million for the purchase of the Morehead CEA facility from Equilibrium that we completed on March 1, 2021, partially offset by an increase in capital expenditures for purchases of property and equipment primarily related to construction of our Richmond, Berea, and Somerset CEA facilities during the six months ended June 30, 2022.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $48.2 million for the six months ended June 30, 2022, compared to $520.7 million for the six months ended June 30, 2021. The change of $472.5 million was primarily due to $448.5 million of proceeds from the Business Combination and $74.3 million in net proceeds from long-term debt issuance during the six months ended June 30, 2021, partially offset by $42.3 million in net proceeds from short and long-term debt issuance and $8.8 million in net proceeds from stock sales under the Purchase Agreement during the six months ended June 30, 2022.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and accounting officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have only recently completed our second harvest, which makes it difficult to forecast future results of operations.
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

We incurred net losses of $59.3 million and $60.5 million for the six months ended June 30, 2022 and 2021, respectively. We believe we will continue to incur net losses for the foreseeable future as we continue to invest in world-class technology to increase production and commercial sales of our products. There is no guarantee when, if ever, we will become profitable. We expect to expend substantial resources as we:

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

The high-tech greenhouse agriculture business is extremely capital-intensive and we expect to expend significant resources to complete the build-out of facilities under construction, including the development of related technology, continue harvesting existing crops and plant and harvest new crops in our existing and future CEA facilities. These expenditures are expected to include working capital, costs of acquiring and building out new facilities, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting, developing and retaining a skilled labor force, including local labor. In addition, other unanticipated costs may arise due to the unique nature of these CEA facilities and increased production in our single operating facility at full capacity. We currently import many of the supplies and materials for greenhouse production and operations from abroad, including the construction materials for our CEA facilities and seeds for plants. Accordingly, we are subject to risk of fluctuation in exchange rates, which could cause unexpected increases in our costs and harm our financial position. In addition, our ability to execute on our growth strategy and CEA technology require significant additional financing. For example, we have temporarily paused development of CEA technology solutions, with resumption of development contingent upon financing.

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

We are focused on building large-scale CEA facilities in Appalachia with the goal of providing quality domestic supply of fresh fruits and vegetables to nearly 70% of the U.S. population. We primarily grow two varieties of tomatoes at the Morehead CEA facility — tomatoes on the vine and beefsteak tomatoes — and expect to expand to other tomato varieties and other fruits and vegetables such as berries, peppers, cucumbers, and salad greens in the future at other facilities. As such, we are subject to the risks inherent in an agricultural business, such as insects, plant and seed diseases and similar agricultural risks, which may include crop losses, for which we are not insured; production of non-saleable products; and rejection of products for quality or other reasons, all of which may materially affect our operational and financial performance. Although our produce is grown in climate-controlled greenhouses, there can be no assurance that natural elements will not have an effect on the production of these products. In particular, plant diseases, such as root rot or tomato brown rugose fruit virus (“ToBRFV”), or pest infestations, such as whiteflies, can destroy all or a significant portion of our produce and could eliminate or significantly reduce production until we are able to disinfect the greenhouse and grow replacement tomatoes or other vegetables and fruits. ToBRFV is a virus affecting tomatoes, peppers and possibly other plants. Seed and transplant production are the most critical areas to identify the virus as contamination creates the risk of spreading to hundreds, if not thousands, of plants. ToBRFV can be transmitted mechanically and spread between plants or on contaminated tools, clothes or hands and mitigation efforts could require a complete facility clean out, including multiple sanitations with disinfectants known to be effective on ToBRFV. ToBRFV may lead to reduced crop quality, ending a crop cycle early or clearing out a portion of a CEA facility or its entirety. In addition, delivery of tomato crops across the U.S-Mexico and U.S.-Canada borders encounters additional inspections due to ToBRFV and those crops may be denied entry.

Although we have taken, and continue to take, precautions to guard against crop diseases and pests, these efforts may not be sufficient. For example, in June 2021 and during the course of the fourth quarter of 2021, we experienced outbreaks of various pests and disease on certain of our plants and during the second quarter of 2022, we observed pest-damaged tomatoes on the vine and active pests. In response, we undertook and are undertaking, several mitigation efforts, including the removal of plants, shortened growing periods of plants that were or may have been affected, and modifications to operational practices to eliminate or greatly reduce potential transmission vectors. These efforts adversely affected, and will continue to affect, yields for the 2021-2022 growing season at our Morehead facility, including a shorter than expected second growing season. While the net sales impact of mitigation efforts related to the occurrence of plant disease and pests has not been significant to date, we now expect the impact of plant health issue to be toward the higher end of our forecast of 15% to 20% of 2022 yield, which is higher than our original forecast of 10% to 15%, as we removed some extra rows in the affected area out of an abundance of caution and curtailed our second growing season. In addition, diseases and pests can make their way into greenhouses from outside sources over which we have limited or no control. Diseases and pests can be inadvertently brought in by employees, from seed and propagation vendors and from the trucks that transport supplies to the greenhouse. Once a disease or pest is introduced, we will need to quickly identify the problem and take remedial action in order to preserve the growing season. Failure to identify and remediate any diseases or pests in a timely manner could cause the loss of all or a portion of our crop and result in substantial time and resources to resume operations. Crop losses as a result of these agricultural risks have and could continue to negatively and materially impact our business, prospects, financial condition, results of operations and cash flows.

We have an evolving business model, which increases the complexity of our business and makes it difficult to evaluate our future business prospects.

Our business model is continuing to evolve. We are a sustainable food company in Appalachia developing and operating some of the world’s largest high-tech indoor farms with robotics and artificial intelligence to build a reliable, climate-resilent food system. We also intend to pursue additional CEA opportunities through partnerships with third parties, including opportunities outside of the U.S. From time to time, we may continue to modify aspects of our business model relating to our products and services. For example, while we were previously engaged in building an applied technology company, through our ATI subsidiary, we recently temporarily paused development of CEA technology solutions with resumption of development contingent upon financing. We do not know whether these or any other modifications will be successful. The evolution of and modifications to our business model will continue to increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance and financial resources. Future additions to or modifications of our business model are likely to have similar effects. Further, any new products or services we offer that are not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We currently rely on a single facility for all of our operations.

Our first CEA facility is a 2.76 million square foot CEA facility in Morehead, Kentucky, which partially opened in October 2020 and became fully operational in March 2021. For the immediate future, we will rely solely on the operations at the Morehead CEA facility. Adverse changes or developments affecting the Morehead CEA facility could impair our ability to produce our products and our business, prospects, financial condition and results of operations. Any shutdown or period of reduced production at the Morehead CEA facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would significantly disrupt our ability to grow and deliver our produce in a timely manner, meet our contractual obligations and operate our business. Our greenhouse equipment is costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, decades-high inflation, trade wars, labor shortages, or other factors. If any material amount of our machinery were damaged, we would be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. Any insurance coverage we have may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

In addition, we have experienced and may continue to experience unexpected delays in building our CEA facilities for a variety of reasons, including limited financing, limited labor due to COVID-19 or other factors, unexpected construction problems, decades-high inflation or severe weather. For example, to incorporate design and other insights from construction of the 15-acre Berea salad greens facility and to maintain flexibility in the allocation of capital resources, we temporarily paused development of the 10-acre Morehead salad greens facility with resumption of construction contingent upon financing. If we experience significant unexpected delays in construction, we may have to limit or miss out on an entire growing season depending on the timing and extent of the delays, which could harm our business, financial condition and results of operations.

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

Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, including unemployment benefits offered in response to the COVID‐19 pandemic, and other government regulations. We continue to observe an overall tightening and increasingly competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base, including those caused by COVID‐19, or measures taken to address COVID-19, or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our greenhouse equipment and overall business.

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

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages and disruptions, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic has resulted in supply chain disruptions related to the construction of our Berea salad greens facility and Richmond tomato facility, and we are currently assessing any long-term effects on our ability to build our greenhouses in a timely manner. Further, the COVID-19 pandemic, resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets (collectively with the factors identified in the prior four sentences, the “Macroeconomic Conditions”). Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products.

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
•Consumer Income. A general decline in the consumption of our products could occur at any time as a result of change in consumer spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship, decades-high inflation, or increased price sensitivity, which may be exacerbated by the effects of the COVID-19 pandemic, global Macroeconomic Conditions or other events.

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

•New Controlled Agriculture Facilities. Our first CEA facility, which spans approximately 60 acres, opened its first 30 acres of growing space in Morehead, Kentucky in October 2020, with the remainder becoming operational in March 2021 and production beginning in May 2021. We have begun construction on our next four facilities in Berea, Richmond, Somerset and Morehead. The facilities will include 60 acres of growing space for tomatoes on the vine at the Richmond tomato facility and 15 acres of salad greens at the Berea salad greens facility. Both new facilities are expected to be operational by the end of 2022, though our construction timeline may be affected by the COVID-19 pandemic and related supply-chain disruptions. In the second quarter of 2021, we began construction of the 30 acre Somerset facility to grow berries and a 10 acre salad greens facility at the Morehead salad greens facility. The Somerset facility is also expected to be operational by the end of 2022. For risks related to delays in construction of our CEA facilities, please see the risk factor “Any damage to or problems with our CEA facilities, or delays in construction, could severely impact our operations and financial condition.” From time to time, we enter into other agreements to purchase, or options to purchase, additional properties for potential development. We expect to develop additional CEA facilities only after obtaining the necessary capital, assuming, among other things, that we are able to obtain necessary capital when needed and on acceptable terms.

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

The COVID-19 pandemic continues to impact worldwide economic activity, and the governments of some countries, states, cities and other geographic regions have taken preventative or protective actions in response, such as closures or other restrictions on the conduct of business operations of manufacturers, suppliers and vendors, which, combined with geopolitical tensions, are creating disruption in global supply chains. The increased global demand on shipping and transport services has and may cause us to experience delays in the future, which could impact our ability to obtain materials or build our greenhouses in a timely manner. For example, the COVID-19 pandemic has resulted in supply chain disruptions related to the construction of our Berea salad greens facility and Richmond tomato facility, and we are currently assessing any long-term effects on our ability to build our greenhouses in a timely manner. These factors could otherwise disrupt our operations and could negatively impact our business, financial condition and results of operations.

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

We have only recently completed our second harvest, which makes it difficult to forecast future results of operations.
Our first CEA facility in Morehead, Kentucky partially opened in October 2020, marking the beginning of our first growing season. The Morehead CEA facility was completed in March 2021 and we concluded our first growing season in August 2021. We completed planting our second crop in September 2021, the harvest of the new crop commenced in the fourth quarter of 2021 and we recently completed our second harvest at the end of July. As a result, our ability to accurately forecast future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. In future periods, net sales growth could slow or net sales could decline for a number of reasons, including plant diseases or pest infestations, slowing demand for our products, increasing competition, a decrease in the growth of the overall market, or our failure, for any reason, to take advantage of growth opportunities. For example, we now expect the impact of the plant health issue to be toward the higher end of our 15% to 20% of 2022 yield, which is higher than our original forecast of 10% to 15%, as we removed some extra rows in the affected area out of an abundance of caution and curtailed our second growing season. If our assumptions regarding these risks and uncertainties and future net sales growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

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

Our market opportunity estimates and growth forecasts, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of the ongoing COVID-19 pandemic, geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine, and the related Macroeconomic Conditions. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by these market opportunity estimates will purchase our products at all or generate any particular level of net sales for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our product and those of our competitors. Even if the market in which we compete meets our size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, any forecasts of market growth should not be taken as indicative of our future net sales or growth prospects.

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

We have in the past acquired products, technologies and businesses from other parties, such as our acquisition of Root AI in April 2021, and we may choose to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions, including the Root AI Acquisition, involve many risks, including the following:

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

The occurrence of any of these risks could have an adverse effect on our business operations and financial results. For example, we recently incurred an after tax expense of $59.7 million related to the full impairment of the goodwill and definite lived technology intangibles acquired with Root AI. We also recently temporarily paused development of CEA technology solutions with resumption of development contingent upon financing to prioritize our core operations, which resulted in additional charges of $2.1 million related to impairment of fixed assets, as well as severance and other charges. In addition, we may only be able to conduct limited due diligence on an acquired company’s operations. Following an acquisition, we may be subject to unforeseen liabilities arising from an acquired company’s past or present operations and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any unforeseen liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition.

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

We use or plan to use computers, software and technology in substantially all aspects of our business operations. We build and operate robotics which rely on these technologies. Our employees also use or plan to use mobile devices, social networking and other online activities to connect with team members, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Cybersecurity incidents are increasing rapidly in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks in particular increasing in connection with the COVID-19 pandemic. Furthermore, cyber-attacks may potentially increase following Russia’s incursion into Ukraine. Our business involves sensitive information and intellectual property, including know-how, private information about team members and financial and strategic information about us and our business partners.

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

Although we have not experienced material financial impacts due to the pandemic, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows. Although our business is considered an “essential business,” the COVID-19 pandemic could result in labor shortages, which could result in our inability to plant and harvest crops at full capacity and could result in spoilage or loss of unharvested crops. The impact of COVID-19 on any of our suppliers, distributors, transportation or logistics providers may negatively affect our costs of operation and our supply chain. For example, the COVID-19 pandemic has resulted in supply chain disruptions related to the construction of our Berea salad greens facility and Richmond tomato facility, and we are currently assessing any long-term effects on our ability to build our greenhouses in a timely manner. If the disruptions caused by the COVID- 19 pandemic, including decreased availability of labor, continue despite the increasing availability of vaccines, our ability to meet the demands of distributors and customers may be materially impacted.

Further, the COVID-19 pandemic may impact customer and consumer demand. There may be significant reductions or volatility in consumer demand for our products due to the temporary inability of consumers to purchase these products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending, inflation, rising interest rates or pantry-loading activity, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations and future growing seasons.

Finally, the COVID-19 pandemic has also disrupted the global supply chain. Despite the increased availability of COVID-19 vaccines, due to the continuing and evolving nature of the COVID-19 pandemic and the potential for periods of increases in case numbers and the emergence and spread of virus variants, it is not currently possible to ascertain the overall impact of the COVID-19 pandemic on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could negatively impact our business, financial condition results of operations and cash flows, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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
At June 30, 2022, there were 13,241,617 warrants to purchase Common Stock outstanding, consisting of 11,920,020 public warrants (“Public Warrants”) and 1,321,597 private warrants (“Private Warrants” and together with Public Warrants, “Warrants”). The Private Warrants are held by the Novus initial stockholders. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. As further outlined in the Notes to our condensed consolidated financial statements, the Private Warrants are classified as a liability and remeasured at fair value at each reporting date.

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
•regulatory or legal developments;
•changes in general market, economic, and political conditions, as well as uncertainty resulting from the COVID-19 pandemic, geopolitical tensions, and Macroeconomic Conditions;
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

From time to time, we may be party to various claims and litigation proceedings. For example, in September 2021, a putative securities class action complaint was filed against us and certain of our officers and in March and June 2022, derivative complaints were filed against our officers and directors. These cases are still pending. See Part I, Item 1. Note 11.-Commitments and Contingencies for more information. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.

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

As of June 30, 2022, we had 13,241,617 Warrants, 2,185,823 options, and 5,360,212 restricted stock units outstanding. The exercise of such Warrants or options, and the settlement of such restricted stock units, will result in dilution of your investment and could negatively impact the market price of our Common Stock.

On December 15, 2021, we entered into a common stock purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley Principal Capital”) pursuant to which B. Riley Principal Capital committed to purchase up to $100 million of our Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement. See Note 15 - Common Stock to the Form 10-K for additional information. For the quarter ended June 30, 2022, we sold 3,149,685 shares of our Common Stock under the Purchase Agreement. The shares of our Common Stock that were and may be issued under the Purchase Agreement were and may be sold by us to B. Riley Principal Capital at our discretion from time to time over an approximately 24-month commencing on the Commencement Date, as defined in the Purchase Agreement. We may ultimately decide to sell more or all, of the shares of our Common Stock that may be available for us to sell to B. Riley Principal Capital pursuant to the Purchase Agreement. The purchase price for the shares that we sold and may sell to B. Riley Principal Capital under the Purchase Agreement will fluctuate based on the price of our Common Stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our Common Stock to fall.

After B. Riley Principal Capital has acquired the shares from us, B. Riley Principal Capital may resell more or all of those shares at any time or from time to time in its discretion. Therefore, sales to B. Riley Principal Capital by us could result in substantial dilution to the interests of other holders of our Common Stock. Additionally, the sale of a substantial number of shares of our Common Stock to B. Riley Principal Capital, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a price that we might otherwise wish to effect sales.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to continue to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and make some activities more time- consuming and costly. The increased costs may increase our net loss. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage as we did prior to becoming a public company. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in future uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as our executive officers.

We qualify as a “smaller reporting company” within the meaning of the Exchange Act and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates was less than $560.0 million measured on the last business day of our second fiscal quarter, we qualify again as a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of June 30, 2022, we had U.S. federal net operating loss carryforwards of approximately $168.2 million.

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

Pursuant to Section 404 of the Sarbanes Oxley Act (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm as a large-accelerated filer. However, we have qualified again as a smaller reporting company as of the last business day of our second fiscal quarter and expect to qualify as a non-accelerated filer at the end of our fiscal year. As a result, we are currently evaluating the effect of not being required to comply with the auditor attestation requirement for the fiscal years ended December 31, 2022 as a smaller reporting company and non-accelerated filer. To maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and refine and revise a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm, if an auditor attestation is applicable, will be able to conclude that our internal control over financial reporting is effective as required by Section 404.

If we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm, if applicable, determines we have a material weakness or significant deficiency in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access to the capital markets.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Entry into a Material Definitive Agreement

Second Amendment to Equilibrium Credit Agreement

On July 29, 2022, we entered into a second amendment to the credit agreement (the “Second Amendment”) with CEF II AppHarvest Holdings, LLC, an affiliate of Equilibrium (“Equilibrium”), which amends the Credit Agreement dated July 23, 2021, as amended on July 29, 2021 (the “Equilibrium Credit Agreement”). Capitalized terms used but not otherwise defined herein have the meanings ascribed to them in the Equilibrium Credit Agreement.

The material changes effected to the terms of the Equilibrium Credit Agreement by the Second Amendment include the following: (i) a decrease of the repayment fee of the unpaid principal and interest on the Loans from 3% to 2%; (ii) a requirement that we prepay the principal balance of the Loan Facility in an amount that causes the principal balance of the Loan

Facility after such prepayment to equal $81.0 million on or prior to December 31, 2022; and (iii) a requirement that we prepay the principal balance of the Loan Facility in an amount that causes the principal balance of the Loan Facility after such prepayment to equal $76.0 million on or prior to March 31, 2023.

Except for decreasing the repayment fee and requiring prepayments as described above, the Second Amendment does not amend any other term of the Equilibrium Credit Agreement in any material respect.

The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the Second Amendment. A copy of the Second Amendment will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2022.

GNCU Loan

On July 29, 2022, AppHarvest Pulaski Farm, LLC, a Delaware limited liability company and our wholly-owned indirect subsidiary (the “Borrower Subsidiary”), entered into a Loan Agreement dated July 29, 2022, (the “GNCU Loan Agreement”) with Greater Nevada Credit Union (the “Lender”) for a loan in the original principal amount of $50.0 million (the “GNCU Loan”) to be used, in part, for the development of a commercial scale greenhouse facility upon thirty acres of our real property in Pulaski County, Kentucky (the “Project”). The GNCU Loan is guaranteed in favor of the Lender by the USDA through the USDA’s Business and Industry Loan Guarantee and Rural Energy for America Programs. Capitalized terms used in this “– GNCU Loan” but not otherwise defined herein have the meanings ascribed to them in the GNCU Loan Agreement.

The proceeds of the GNCU Loan will be used at Closing to, in part, pay off the JPM Loan and any accrued interest, of approximately $45.7 million, and to pay the closing costs, loan fees, and other costs of entering into the GNCU Loan. All remaining proceeds of the GNCU Loan after payment of such costs and the JPM Loan shall be advanced through a customary construction loan draw process to pay for construction costs of the Project.

The initial interest rate of the GNCU Loan will be fixed at closing at 6.45% per annum for the first five years of the GNCU Loan term. Thereafter, the interest rate is subject to change every five years during the term of the GNCU Loan, based on the Federal Home Loan Bank of Des Moines 5 Year Advance Rate as of such dates, plus a 3.40% spread, with an interest rate floor of 4.75%. The GNCU Loan has a maturity of 23 years. The Borrower Subsidiary will make interest-only payments on the aggregate unpaid principal balance of the GNCU Loan for the first 36 months of the GNCU Loan term. Thereafter, the Borrower Subsidiary will make 239 monthly installments of principal and interest based on a 20-year amortization, plus one final payment at maturity of the entire remaining principal balance together with all unpaid, accrued interest and all costs and other items being due.

The collateral securing the payment and performance of the obligations under the GNCU Loan consists of: (i) a Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (the “Mortgage”) granting a first priority lien on all real property, and a security interest in all personal property, owned by the Borrower Subsidiary, including the Project; and (ii) a Security Agreement pursuant to which the Borrower Subsidiary has granted Lender a security interest in and to all the Borrower Subsidiary’s machinery and equipment, and other personal property collateral. Our wholly-owned subsidiary, AppHarvest Operations, Inc. (“AppHarvest Operations”) has provided an unconditional Guaranty in favor of the Lender for the full amount of the GNCU Loan. In addition, AppHarvest Operations executed two guarantees in favor of the USDA for the full amount of the GNCU Loan in the aggregate.

The GNCU Loan Agreement includes customary representations and covenants for financing transactions of this nature, including, among others, a maximum debt to net worth covenant and a debt service coverage ratio covenant, as well as operating covenants with respect to the completion and operation of the Project, in each case as set forth in the GNCU Loan Agreement.

The foregoing description of the GNCU Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the GNCU Loan Agreement. A copy of the GNCU Loan Agreement will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2022.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

The disclosure set forth above is incorporated herein by reference.

Termination of a Material Definitive Agreement

Upon the effectiveness of the GNCU Loan described above, the amended and restated promissory note dated January 10, 2022, between us and JPMorgan Chase Bank, N.A. (the “JPM Loan”), will be terminated. The JPM Loan had been scheduled to mature by its terms on September 24, 2022. We will not incur any material early termination penalties as a result of terminating the JPM Loan. A description of the JPM Loan is incorporated by reference to our Current Reports on Form 8-K, filed with the SEC on September 30, 2021 and on January 13, 2022.

Item 6. Exhibits

Exhibit			Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.1*	AppHarvest, Inc. Amended and Restated Employee Cash Incentive Plan
10.2*	First Amendment to Credit Agreement between AppHarvest Richmond Farm, LLC, and CEFF II AppHarvest Holdings, LLC
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

APPHARVEST, INC.
(Registrant)

Date: August 3, 2022	By:	/s/ Loren Eggleton
Loren Eggleton
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)