Form 10-Q
period 2022-09-30
AppHarvest, Inc.
filed 2022-11-07
CIK 1807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0001, outstanding at October 28, 2022, were 107,904,176.

APPHARVEST, INC

Part I - Financial Information
Item 1. Financial Statements
APPHARVEST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$36,231	$150,755
Restricted cash	22,464	25,556
Accounts receivable, net	4	1,575
Inventories, net	12,409	4,998
Prepaid expenses and other current assets	4,850	5,613
Total current assets	75,958	188,497
Operating lease right-of-use assets, net	1,677	5,010
Property and equipment, net	458,744	343,913
Other assets, net	27,079	16,644
Total non-current assets	487,500	365,567
Total assets	$563,458	$554,064
Liabilities and stockholders’ equity
Current Liabilities
Accounts payable	$10,500	$8,553
Accrued expenses	17,648	15,794
Current portion of lease liabilities	472	751
Current portion of long-term debt	3,685	28,020
Other current liabilities	106	119
Total current liabilities	32,411	53,237
Long-term debt, net of current portion	181,619	102,637
Lease liabilities, net of current portion	1,898	4,938
Deferred income tax liabilities	3,594	2,418
Private Warrant liabilities	514	1,385
Other liabilities	107	1,809
Total non-current liabilities	187,732	113,187
Total liabilities	220,143	166,424
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.0001, 10,000 shares authorized, 0 issued and outstanding, as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001, 750,000 shares authorized, 107,278 and 101,136 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	11	10
Additional paid-in capital	605,222	576,895
Accumulated deficit	(270,638)	(187,314)
Accumulated other comprehensive income (loss)	8,720	(1,951)
Total stockholders’ equity	343,315	387,640
Total liabilities and stockholders’ equity	$563,458	$554,064
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
(In thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$524	$543	$10,046	$5,980
Cost of goods sold	5,874	7,482	33,549	30,001
	(5,350)	(6,939)	(23,503)	(24,021)
Operating expenses:
Selling, general and administrative expenses	17,514	25,401	58,778	84,357
Total operating expenses	17,514	25,401	58,778	84,357
Loss from operations	(22,864)	(32,340)	(82,281)	(108,378)
Other income (expense):
Interest expense from related parties	—	—	—	(658)
Interest expense	—	(805)	—	(893)
Change in fair value of Private Warrants	27	15,781	(233)	32,095
Other	297	113	366	574
Loss before income taxes	(22,540)	(17,251)	(82,148)	(77,260)
Income tax expense	(1,444)	(17)	(1,176)	(539)
Net loss	(23,984)	(17,268)	(83,324)	(77,799)

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives contracts, net of tax	3,551	(66)	10,671	(2,578)
Comprehensive loss	$(20,433)	$(17,334)	$(72,653)	$(80,377)

Net loss per common share:
Basic and diluted	$(0.23)	$(0.17)	$(0.80)	$(0.83)
Weighted average common shares outstanding:
Basic and diluted	106,453	100,437	103,643	93,823

See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
December 31, 2020	9,750	$1	$686	$(21,128)	—	(20,441)
Retroactive application of recapitalization	34,711	3	45,204	—	—	45,207
Adjusted balance, December 31, 2020	44,461	4	45,890	(21,128)	—	24,766
Business Combination and PIPE shares, net	53,361	6	433,521	—	—	433,527
Conversion of Private Warrants	—	—	5,819	—	—	5,819
Stock options exercised	103	—	35	—	—	35
Stock-based compensation	—	—	6,287	—	—	6,287
Net loss	—	—	—	(28,515)	—	(28,515)
Other comprehensive loss	—	—	—	—	(669)	(669)
March 31, 2021	97,925	$10	$491,552	$(49,643)	$(669)	$441,250
Conversion of Private Warrants	—	—	3,114	—	—	3,114
Issuance of common stock for acquisition of Root AI	2,329	—	48,991	—	—	48,991
Issuance of stock options for business combination	—	—	361	—	—	361
Vesting of restricted stock units	21	—	(108)	—	—	(108)
Stock-based compensation	—	—	13,390	—	—	13,390
Net loss	—	—	—	(32,016)	—	(32,016)
Other comprehensive loss	—	—	—	—	(1,843)	(1,843)
June 30, 2021	100,275	$10	$557,300	$(81,659)	$(2,512)	$473,139
Conversion of Private Warrants	—	—	201	—	—	201
Vesting of restricted stock units	391	—	(2,233)	—	—	(2,233)
Warrants exercised	8	—	96	—	—	96
Stock-based compensation	—	—	11,571	—	—	11,571
Net loss	—	—	—	(17,268)	—	(17,268)
Other comprehensive loss	—	—	—	—	(66)	(66)
September 30, 2021	100,674	$10	$566,935	$(98,927)	$(2,578)	$465,440

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
December 31, 2021	101,136	$10	$576,895	$(187,314)	$(1,951)	$387,640
Conversion of Private Warrants	—	—	1,104	—	—	1,104
Stock option exercise	—	—	36	—	—	36
Vesting of restricted stock units	414	—	(953)	—	—	(953)
Stock-based compensation	—	—	6,035	—	—	6,035
Net loss	—	—	—	(30,635)	—	(30,635)
Other comprehensive income	—	—	—	—	4,360	4,360
March 31, 2022	101,550	$10	$583,117	$(217,949)	$2,409	$367,587
Stock option exercise	762	—	21	—	—	22
Issuance of common stock under the Purchase Agreement	3,150	—	8,232	—	—	8,232
Issuance of common stock for Employee Stock Purchase Plan	78	—	211	—	—	211
Vesting of restricted stock units	197	—	(369)	—	—	(369)
Stock-based compensation	—	—	5,993	—	—	5,993
Net loss	—	—	—	(28,705)	—	(28,705)
Other comprehensive income	—	—	—	—	2,760	2,760
June 30, 2022	105,737	$11	$597,205	$(246,654)	$5,169	$355,731
Issuance of common stock under the Purchase Agreement	360	—	1,298	—	—	1,298
Issuance of common stock, net	542	—	1,347	—	—	1,347
Vesting of restricted stock units	301	—	(175)	—	—	(175)
Stock option exercise	338	—	80	—	—	80
Stock-based compensation	—	—	5,467	—	—	5,467
Net loss	—	—	—	(23,984)	—	(23,984)
Other comprehensive income	—	—	—	—	3,551	3,551
September 30, 2022	107,278	$11	$605,222	$(270,638)	$8,720	$343,315
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net loss	$(83,324)	$(77,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Private Warrants	233	(32,095)
Deferred income tax expense	1,176	539
Depreciation and amortization	9,941	7,791
Fixed asset impairment	1,070	—
Stock-based compensation expense	17,495	31,248
Rent payments in excess of expense	(158)	(72)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	1,571	259
Inventories, net	(7,411)	(800)
Prepaid expenses and other current assets	762	(2,752)
Other assets, net	(1,722)	(10,486)
Accounts payable	888	811
Accrued expenses	(1,577)	1,575
Other current liabilities	50	(178)
Other non-current liabilities	(46)	617
Net cash used in operating activities	(61,052)	(81,342)
Investing Activities
Purchases of property and equipment	(121,613)	(112,903)
Purchases of property and equipment from a related party	—	(122,911)
Cost of acquisition, net of cash acquired	—	(9,756)
Investment in unconsolidated entity	—	(5,000)
Net cash used in investing activities	(121,613)	(250,570)
Financing Activities
Proceeds from Business Combination and PIPE shares, net	—	448,500
Proceeds from debt	105,759	95,709
Repayments of debt	(48,597)	—
Debt issuance costs	(2,430)	(1,046)
Payments on financing obligation to a related party	—	(2,088)
Proceeds from stock options exercised	137	35
Proceeds from exercise of warrants	—	95
Proceeds from Employee Stock Purchase Plan	211	—
Payments of withholding taxes on restricted stock units	(1,497)	(2,341)
Proceeds from issuance of common stock	11,466	—
Other financing activities	—	(37)
Net cash provided by financing activities	65,049	538,827
Change in cash and cash equivalents	(117,616)	206,915
Cash, cash equivalents and restricted cash at the beginning of period	176,311	21,909
Cash, cash equivalents and restricted cash at the end of period	58,695	228,824
Less restricted cash at the end of the period	22,464	—
Cash and cash equivalents at the end of the period	$36,231	$228,824
Non-cash Activities:
Fixed assets purchases in accounts payable	$1,059	$14,170
Fixed assets purchases in accrued liabilities	$3,431	$8,331
Termination of operating leases which decrease operating lease liabilities	$3,031	$—
Operating lease assets obtained in exchange for new operating lease liabilities	$169	$1,055
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)

1. Description of Business

AppHarvest, Inc. (the “Company”, or “AppHarvest”) was founded on January 19, 2018. Together with its subsidiaries, AppHarvest is a sustainable food company in Appalachia developing and operating some of the world’s largest high-tech indoor farms with robotics and artificial intelligence to build a reliable, climate-resilient food system. AppHarvest’s farms are designed to grow produce using sunshine, rainwater and up to 90% less water than open-field growing, all while producing yields up to 30 times that of traditional agriculture and preventing pollution from agricultural runoff. AppHarvest combines conventional agricultural techniques with cutting-edge technology, including artificial intelligence and robotics, to improve access to nutritious food, while farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.

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

Subsequent to the construction of the Morehead CEA facility, AppHarvest started construction on four more CEA facilities. Two of the facilities became operational in October 2022, one located in Berea, Kentucky (the “Berea salad greens facility”) and the other located Somerset, Kentucky (the “Somerset facility”). The Berea salad greens facility will harvest salad greens and the Somerset facility will primarily grow strawberries, but is also expected to seasonally grow cucumbers. The CEA facility in Richmond, Kentucky (the “Richmond tomato facility”), which is still under construction, is intended to grow tomatoes. A second Morehead, Kentucky facility (the “Morehead salad greens facility”), which is adjacent to the Morehead CEA facility, commenced construction in June 2021 and is intended to grow salad greens. The Company has indefinitely paused the development of the 10-acre Morehead salad greens facility, with resumption of construction contingent upon financing.

AppHarvest is organized as a single operating segment. Substantially all of the assets and operations of AppHarvest are located in the United States (“U.S.”).

Nature of Operations

The high-tech greenhouse agriculture business is extremely capital-intensive and the Company expects to expend significant resources to complete the build-out of facilities under construction, continue harvesting existing crops and plant and harvest new crops in the existing and future CEA facilities. These expenditures are expected to include working capital, costs of acquiring and building out new facilities, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting, developing and retaining a skilled labor force, including local labor. In addition, other unanticipated costs may arise due to the unique nature of these CEA facilities and increased production in the Company’s new operating facilities at full capacity.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern. The Company has incurred losses from operations and generated negative cash flows from operating activities since inception. During the nine months ended September 30, 2022, the Company incurred net losses of $83,324 and generated negative cash flows from operations of $61,052. The Company’s current operating plan, which includes its planting and harvesting activities, indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities. In addition, debt service requirements and the Company’s plans to continue to invest in the build-out and start-up of its new and future CEA facilities, including the Berea salad greens facility, Richmond tomato facility and Somerset facility, will have an adverse impact on its liquidity. As of September 30, 2022, the Company had $36,231 of cash on hand, and an accumulated deficit of $270,638. Management believes there is substantial doubt about the Company’s ability to continue as a going concern.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
On October 24, 2022, AppHarvest Berea Farm, LLC (the “Borrower Subsidiary”), a wholly-owned indirect subsidiary of the Company, entered into a note and loan agreement (the “Note and Loan Agreement”) in the principal amount of $30,000 (the “Note”) with Mastronardi Produce-USA, Inc. (“Mastronardi USA”). Pursuant to the Note and Loan Agreement, Mastronardi USA agreed to advance $15,000 upon the execution of the agreement and further amounts of up to $15,000 provided that no event of default has occurred under the Note and Loan Agreement and certain other conditions have been met. The first tranche of $15,000 was funded on October 25, 2022. Subject to any acceleration by Mastronardi USA or extension by the Borrower Subsidiary, all outstanding principal (including payment in kind amounts), together with all accrued and unpaid interest, and any other sums payable under the loan documents shall be due and payable in full on December 19, 2022 (the “Initial Maturity Date”). The Initial Maturity Date may be extended for two (2) successive terms (the “Extension Option”) of thirty (30) days each to January 18, 2023 if the first Extension Option is exercised and February 17, 2023 if the second Extension Option is exercised, in each case subject to the satisfaction of certain conditions, including that the Borrower Subsidiary shall have agreed to the material terms for a sale leaseback transaction with Mastronardi USA, its affiliate or another third party. See Note 16 - Subsequent Events - Mastronardi Note and Loan Agreement for further details regarding the terms of the financing.

The Company will need to raise additional funds in order to operate its business, meet obligations as they become due and continue the ongoing construction, build-out and start-up of its CEA facilities. The Company is pursuing a potential sale-leaseback of the Berea salad greens facility. The Company is also pursuing additional financing alternatives, which include third-party equity or debt financing, or other sources, such as strategic relationships or other transactions with third parties, that may or may not include business combination transactions. However, financing may not be available to the Company in the necessary time frame, in amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company is unable to raise the necessary funds when needed, it may materially and adversely impact the Company’s ability to execute on its operating plans, and the operating of its current CEA facilities or the construction, build-out and start-up of its CEA facilities could be delayed, scaled back, or abandoned. If the Company becomes unable to continue as a going concern, it may have to dispose of assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited condensed consolidated financial statement should be used in conjunction with the Company’s audited consolidated financial statements, as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.
The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
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

Restricted cash as of September 30, 2022, primarily represents contributions to a project and interest reserve account for the Somerset facility pursuant to a loan agreement entered into in July 2022 with Greater Nevada Credit Union (the “GNCU Loan Agreement”) in the amount of $20,455. Restricted cash as of September 30, 2022, also includes $2,009 related to a master credit agreement with Rabo AgriFinance LLC (the “Rabo Loan”). See Note 10 - Debt for more information on these reserve accounts. Restricted cash as of December 31, 2021, represents collateral for a promissory note with JPMorgan Chase Bank, N.A. (the “JPM Loan”) which required 105% of the aggregate borrowings to be held as collateral. The JPM Loan was repaid in full in July 2022.

Warrants

At September 30, 2022, there were 13,242 warrants to purchase Common Stock outstanding, consisting of 11,920 public warrants (“Public Warrants”) and 1,322 private warrants (“Private Warrants” and together with Public Warrants, “Warrants”). The Private Warrants are held by the initial stockholders of the special purpose acquisition company. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. The warrants expire on January 29, 2026, or earlier upon redemption or liquidation.

The fair value of the Private Warrants is estimated at each measurement date using a Black-Scholes option pricing model. See Note 5 - Fair Value Measurements for inputs used in calculating the estimated fair value.

Accounts Receivable

The Company’s trade accounts receivable are non-interest bearing and are recorded at the net realizable value. The allowance for doubtful accounts represents the Company’s best estimate of the amount of expected credit losses in existing accounts receivable. As of September 30, 2022 and December 31, 2021, the Company had no allowance for doubtful accounts.

Capitalization of Interest

During the three and nine months ended September 30, 2022, $2,848 and $6,609 of interest expense has been capitalized, respectively, compared to $114 during the three and nine months ended September 30, 2021.

New Accounting Pronouncements

No new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the condensed consolidated financial statements.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
3. Restructuring

During the nine months ended September 30, 2022, the Company initiated and completed a restructuring plan to reduce operating costs, prioritize core farm operations and align technical resources to support farm production and quality improvements. The Company anticipates the cost savings from the restructuring plan will support growth-related initiatives and help meet the long-term goals and liquidity needs. During the three and nine months ended September 30, 2022, the Company incurred costs of $246 and $3,467 related to the restructuring initiative, of which $246 and $2,335 was for severance and other benefits and $0 and $1,132 was for legal and other costs for the three and nine-months ended September 30, 2022, respectively.

In addition to the restructuring actions noted above, during the nine months ended September 30, 2022, the Company recognized a $1,070 impairment charge for certain technology property and equipment that will no longer be utilized following the Company’s alignment of its technology initiatives with core farm operations. The Company did not recognize any such impairment charge during the three months ended September 30, 2022.

All of the costs as disclosed above are included in sales, general and administrative (“SG&A”) in the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022, the Company had no further liabilities remaining associated with the restructuring events which occurred during the nine months ended September 30, 2022.

In November 2022, the Company began a third restructuring plan to further reduce operating costs (the “November 2022 Restructuring”). See Note 16 - Subsequent Events - November 2022 Restructuring for more information on the Company’s November 2022 restructuring plan.

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

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
The table below presents the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for each measurement:

		Fair Value as of:
		September 30, 2022				December 31, 2021
	Balance Sheet Account	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	Other assets, net	$—	$8,807	$—	$8,807	$—	$—	$—	$—
Foreign currency contracts	Other assets, net	—	—	—	—	—	14	—	14
Total assets		$—	$8,807	$—	$8,807	$—	$14	$—	$14
Liabilities:
Foreign currency contracts	Other current liabilities	$—	$—	$—	$—	$—	$63	$—	$63
Interest rate swap	Other liabilities	—	—	—	—	—	1,657	—	1,657
Private Warrants	Private Warrant liabilities	—	514	—	514	—	1,385	—	1,385
Total liabilities		$—	$514	$—	$514	$—	$3,105	$—	$3,105

The Company’s derivative contracts, including foreign currency forward and option contracts and an interest rate swap, are measured at fair value using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts.

As of September 30, 2022, the carrying value of the Company’s debt, other than the GNCU Loan, approximated fair value due to the short term nature of the debt or that such borrowings bear variable interest rates that correspond to current market rates. The fair value of the GNCU Loan was estimated using discounted cash flow analyses based on current estimated incremental borrowing rates for similar types of borrowing arrangements (Level 2). If our GNCU Loan was measured at fair value, it would have been $41,833 as of September 30, 2022.

See Note 12 - Derivative Financial Instruments and Note 10 - Debt for more information on the Company’s use of financial instruments.

The Private Warrant liabilities are determined using a Black-Scholes option pricing model, a Level 2 valuation. The significant inputs to the Private Warrant valuation are as follows:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$1.97	$3.89
Volatility	82.0%	54.0%
Remaining term in years	3.33	4.08
Risk-free rate	4.10%	1.12%
Dividend yield	—	—

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
The following table summarizes the private warrant activity for the three and nine months ended September 30, 2022:

Fair value of Private Warrants on December 31, 2021	$1,385
Fair value of Private Warrants converted to Public Warrants	(1,104)
Change in fair value of Private Warrants	1,329
Fair value of Private Warrants outstanding as of March 31, 2022	1,610
Fair value of Private Warrants converted to Public Warrants	—
Change in fair value of Private Warrants	(1,069)
Fair value of Private Warrants outstanding as of June 30, 2022	541
Fair value of Private Warrants converted to Public Warrants	—
Change in fair value of Private Warrants	(27)
Fair value of Private Warrants outstanding as of September 30, 2022	$514

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

	September 30, 2022	December 31, 2021
Raw materials	$5,606	$1,314
Growing crops	6,803	3,684
Total inventories, net	$12,409	$4,998

7. Property and Equipment

	September 30, 2022	December 31, 2021
Land	$32,309	$32,395
Buildings	124,172	79,450
Machinery and equipment	88,010	49,418
Construction in progress	228,206	186,848
Leasehold improvements	4,705	4,740
Less: accumulated depreciation	(18,658)	(8,938)
Total property and equipment, net	$458,744	$343,913
Depreciation expense was $3,728 and $9,784 for the three and nine months ended September 30, 2022, compared to $2,752 and $6,887 for the three and nine months ended September 30, 2021.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
8. Other Assets

	September 30, 2022	December 31, 2021
Utility deposits	$9,115	$7,479
Investment in unconsolidated entity	5,000	5,000
Prepayments for fixed assets	3,635	2,888
Interest rate swap	8,807	—
Other assets	522	1,277
Total other assets	$27,079	$16,644

9. Accrued Expenses

	September 30, 2022	December 31, 2021
Construction costs	$11,898	$8,467
Other accrued liabilities	2,892	2,615
Payroll and related	1,834	2,768
Professional service fees	1,024	1,944
Total accrued expenses	$17,648	$15,794

10. Debt

	September 30, 2022	December 31, 2021
Rabo Loan	$72,188	$75,000
Construction Loan	66,252	31,944
GNCU Loan	50,000	—
JPM Loan	—	24,335
Unamortized debt issuance costs	(3,136)	(622)
Debt, net of issuance costs	185,304	130,657
Less current portion	(3,685)	(28,020)
Long term, net	$181,619	$102,637

On July 29, 2022, the Company entered into the GNCU Loan Agreement for an original principal amount of $50,000 (the “GNCU Loan”), to be used, in part, for the development of a commercial scale greenhouse facility upon thirty acres of the Company’s real property in Pulaski County, Kentucky (the “Project”). The GNCU Loan is guaranteed in favor of the GNCU Lender by the U.S. Department of Agriculture (“USDA”) through the USDA’s Business and Industry Loan Guarantee and Rural Energy for America Programs. The GNCU Loan has a maturity of 23 years with interest-only monthly payments on the aggregate unpaid principal balance of the GNCU Loan for the first 36 months. Thereafter, the Company will make 239 monthly installments of principal and interest based on a 20-year amortization, with the remaining balance of principal and interest due upon maturity. The initial interest rate is fixed at 6.45% per annum for the first five years of the GNCU Loan term. Thereafter, the interest rate is subject to change every five years during the term of the GNCU Loan, based on the Federal Home Loan Bank of Des Moines 5-Year Advance Rate as of such dates, plus a 3.40% spread, with an interest rate floor of 4.75%. The collateral securing the payment and performance of the obligations under the GNCU Loan consists of: (i) a Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (the “Mortgage”) granting a first priority lien on all real property, and a security interest in all personal property, owned by the Borrower Subsidiary, including the Project; and (ii) a Security Agreement pursuant to which the Borrower Subsidiary has granted Lender a security interest in and to all the Borrower Subsidiary’s machinery and equipment, and other personal property collateral. The proceeds of the GNCU Loan were used at closing to, in part, pay off the JPM Loan and accrued interest, of approximately $45,700, and to pay the closing costs, loan fees, and other costs of entering into the GNCU Loan. The GNCU Loan is recorded at cost, net of debt issuance costs of $2,561.

The GNCU Loan required the Company to contribute $3,250 to be held in an interest reserve account and $19,084 in a project account, to be used to pay interest and the balance of Project cost for the Somerset facility in excess of the loan,

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
respectively. The balance of these amounts is reflected in restricted cash in the consolidated balance sheet as of September 30, 2022.

The GNCU Loan Agreement includes customary representations and covenants for financing transactions of this nature, including, among others, a maximum debt to net worth covenant and a debt service coverage ratio covenant, as well as operating covenants with respect to the completion and operation of the Project, in each case as set forth in the GNCU Loan Agreement.

On July 23, 2021, the Company entered into a credit agreement with CEFF II AppHarvest Holdings, LLC, an affiliate of Equilibrium Controlled Environment Foods Fund, LLC (“Equilibrium”) for a construction loan in the original principal amount of $91,000 (the “Construction Loan”) for the development of a CEA facility at the property in Richmond, Kentucky (the “Project”). The Construction Loan provides monthly disbursements to fund capital costs of the Project in excess of the Company’s required equity contribution of 34.5% of the capital costs of the Project. The Construction Loan requires monthly interest payments based on drawn capital at an initial interest rate of 8.000% per annum, which will increase by 0.2% per annum, beginning two years after closing of the Construction Loan through maturity, which is expected to be July 23, 2024, with no required principal payments until maturity. On July 29, 2022, the Company amended the credit agreement with Equilibrium to require that the Company decrease the balance of the Construction Loan to $81,000 on or prior to December 31, 2022 and further decrease the balance to $76,000 on or prior to March 31, 2023. As of September 30, 2022, the Company had $66,252 outstanding on the Construction Loan.

On January 10, 2022, the Company entered into an amended and restated promissory note with JPMorgan Chase Bank, N.A. This amendment increased the existing line of credit from $25,000 to $50,000 and implemented the secured overnight financing rate as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings. Restricted cash on the December 31, 2021, condensed consolidated balance sheet represents collateral for a promissory note with the JPM Loan which requires 105% of the aggregate borrowings to be held as collateral. As of July 29, 2022, the JPM Loan was repaid in full.

On June 15, 2021, the Company entered into a master credit agreement with Rabo AgriFinance LLC (the “Lender”) for a real estate term loan in the original principal amount of $75,000. The Rabo Loan matures on April 1, 2031, with quarterly interest payments commencing on July 1, 2021 and quarterly principal payments, commencing on January 1, 2022, with the remaining balance of principal and interest due upon maturity. Payments are based on one month LIBOR plus 2.500% per annum. The Rabo Loan is collateralized by the business assets of the first Morehead CEA facility and requires compliance with financial covenants. The financial covenants generally begin to be measured on December 31, 2022, except for the working capital ratio. On July 29, 2022, the Company obtained a waiver from the Lender whereby the Company was no longer required to measure or report the current ratio for the June 30, 2022, reporting period but will begin to report the current ratio covenant compliance for the December 31, 2022 reporting period. The change aligns all measurements of material financial covenants to begin with the December 31, 2022 measurement date. In exchange, the Company agreed to fund an additional $2,000 to a reserve account. At June 30, 2022, the Company would not have met the current ratio requirement for the Morehead CEA subsidiary. The Company’s liability under the Rabo Loan was $72,188 at September 30, 2022.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
11. Commitments and Contingencies
(a)Leases
For the three and nine months ended September 30, 2022 the Company recognized $247 and $743, respectively, of operating lease expense in SG&A within the unaudited condensed consolidated statement of operations and comprehensive loss compared to $109 and $324, for the three and nine months ended September 30, 2021, respectively.
The future minimum rental payments required under the leases for each year of the next five years and in the aggregate thereafter are as follows:

Operating leases
Remainder of 2022	$164
2023	591
2024	525
2025	515
2026	520
2026 and thereafter	467
Total minimum payments required	2,782
Less: imputed interest costs(1)	(412)
Present value of net minimum lease payments(2)	$2,370
Weighted-average imputed interest rate	6.71%
Weighted-average remaining lease term (in years)	4.9
____________________________
(1)Represents the amount necessary to reduce net minimum lease payments to present value using actual rate in the lease agreement or the Company’s incremental borrowing rate at lease inception.
(2)Included in the unaudited condensed consolidated balance sheet as of September 30, 2022 as current and non-current lease liability of $472 and $1,898, respectively.
Supplemental cash flow information related to leases is as follows:

	Period Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$777	$378
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$169	$1,055
Operating lease right-of-use assets surrendered with the early termination of operating lease liabilities	$(3,031)	$—

(b)     Litigation
The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of business. The Company records a liability when a particular contingency is probable and estimable.

On September 24, 2021, the first of two federal securities class action lawsuits (captioned Ragan v. AppHarvest, Inc.) was filed by a purported stockholder of the Company in the United States District Court for the Southern District of New York on behalf of a proposed class consisting of those who acquired the Company’s securities between May 17, 2021 and August 10, 2021. On December 13, 2021, the court consolidated the two cases, and appointed a lead plaintiff. An amended complaint was filed on March 2, 2022. The amended complaint was brought as a purported class action on behalf of purchasers of the Common Stock between February 1, 2021 to August 10, 2021. The amended complaint names the Company and certain of its current officers as defendants, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding the Company’s operations at the Morehead CEA Facility in the first half of 2021. In particular, plaintiffs allege that defendants’ public statements during the class period were false and misleading because defendants failed to disclose issues related to the Company’s tomato harvest and employee train~~i~~ng and retention. The amended complaint seeks unspecified monetary damages on behalf of the putative class

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
and an award of costs and expenses, including reasonable attorneys’ fees. On May 2, 2022, defendants filed a motion to dismiss the amended complaint. On July 25, 2022, the plaintiff filed a second amended complaint. On September 23, 2022, defendants filed a motion to dismiss the second amended complaint.

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

On August 31, 2022, a third derivative complaint (captioned Kennedy v. AppHarvest, Inc. et al) was filed in the U.S. District Court for the District of Delaware against certain officers and directors of the Company. The Kennedy derivative complaint is substantially similar to the Ross and Wester derivative complaints.

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
12. Derivative Financial Instruments
The Company has entered into foreign currency forward and option contracts to hedge certain cash flows related to anticipated expenditures related to the construction of its Berea, Kentucky and Richmond, Kentucky CEA facilities. These contracts, which have maturities ranging through December 2022, qualify as cash flow hedges and are used to hedge the Company’s foreign currency risk associated with the Euro denominated payments due upon the completion of established project milestones under the applicable CEA facility construction contracts. As of September 30, 2022, the total notional amount outstanding of foreign currency contracts designated as cash flow hedging instruments was €4,693 compared to €19,149 at December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company maintained collateral of $193 and $3,710, respectively, for the hedge program which is included in prepaid expenses and other current assets in the respective unaudited condensed consolidated balance sheet.
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

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
Under the “spot method”, changes in the fair value of forward contracts attributable to changes in the difference between the forward rate and the spot rate (forward points) and the fair value of option contracts attributable to time and volatility values (up-front premium) will be excluded from the measure of hedge effectiveness and amortized as COGS and SG&A on a straight-line basis over the terms of the underlying contracts. During the three and nine months ended September 30, 2022 and September 30, 2021 the Company recognized amortization expense of $37 and $157, and $149 and $405, respectively, related to its foreign currency hedge contracts within its unaudited condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2022 and December 31, 2021, the Company had a net asset of $0 and a net liability of $49 in foreign currency contracts designated as cash flow hedging instruments, respectively, which is included in other current assets and other current liabilities in the unaudited balance sheets.

The following table summarizes the before and after tax amounts for the various components of other comprehensive income (loss) for the periods presented:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Before Tax	Tax (Expense) Benefit	After Tax	Before Tax	Tax Benefit	After Tax
Foreign currency	$37	$—	$37	$(414)	$—	$(414)
Interest rate swap	3,514	—	3,514	348	—	348
Total Accumulated comprehensive income (loss)	$3,551	$—	$3,551	$(66)	$—	$(66)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Before Tax	Tax (Expense) Benefit	After Tax	Before Tax	Tax Benefit	After Tax
Foreign currency	$206	$—	$206	$(504)	$—	$(504)
Interest rate swap	10,465	—	10,465	(2,074)	—	(2,074)
Total Accumulated comprehensive income (loss)	$10,671	$—	$10,671	$(2,578)	$—	$(2,578)

During the three and nine months ended September 30, 2022 an income tax expense of $(949) and $(2,852) was recognized within other comprehensive income (loss), respectively, compared to income tax benefit of $82 and $754 for the three and nine months ended September 30, 2021, respectively.
The income tax (expense) benefit of $(2,331) and $521 related to the $8,720 and $(1,951) balance in AOCI at September 30, 2022 and December 31, 2021, respectively, is fully offset by a valuation allowance. The Company will release the AOCI amounts, net of any tax impact, from the foreign currency contracts and the interest rate swap in the periods that the underlying transactions impact earnings as described above.
13. Stock-based Compensation
Total stock-based compensation expense was $5,467 and $17,495 for the three and nine months ended September 30, 2022, of which $5,315 and $16,989, respectively, were included in SG&A and $152 and $506 were included in COGS for the three and nine months ended September 30, 2022. This is compared to $11,571 and $31,248 for the three and nine months ended September 30, 2021, of which $11,211 and $29,583 were included in SG&A and $360 and $1,665 were included in COGS for the three and nine months ended September 30, 2021, respectively.
14. Income Taxes
The Company’s effective income tax rate was (6.4)% and (1.4)% for the three and nine months ended September 30, 2022, respectively. The variance from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2022 and September 30, 2021, was primarily attributable to increases in the Company’s valuation allowance largely driven by increases in the Company’s net operating loss carryforwards.
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
15. Shareholders' Equity
Net Loss per Common Share
Diluted net loss per common share is the same as basic net loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive:

Anti-dilutive common share equivalents	September 30, 2022	September 30, 2021
Stock options	1,885	2,824
Restricted stock units	4,726	7,669
Warrants	13,242	13,242
Total anti-dilutive common share equivalents	19,853	23,735

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(23,984)	$(17,268)	$(83,324)	$(77,799)
Denominator:
Weighted-average common shares outstanding, basic and diluted	106,453	100,437	103,643	93,823
Net loss per common share, basic and diluted	$(0.23)	$(0.17)	$(0.80)	$(0.83)

At the Market Offering
On August 3, 2022, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $300,000. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”). Pursuant to the ATM Agreement, the Company may offer and sell, from time to time through Cowen, shares of common stock, having an aggregate offering price up to $100,000 under an at-the-market offering program (the “ATM”), which is included in the $300,000 of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM Agreement, the Company will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock and reimburse certain legal fees. The ATM Agreement will terminate upon the earlier of (i) issuance and sale of all the shares as allowed within and (ii) termination of the ATM Agreement as permitted therein. During the three and nine months ended September 30, 2022, the Company has sold 542 shares of its common stock pursuant to the ATM Agreement for gross proceeds of $1,454 and net proceeds of $1,410. As a result equity issuance costs of $63 were netted with gross proceeds in equity during the three and nine months ended September 30, 2022. As of September 30, 2022, there was $98,546 remaining under the ATM.
Common Stock Purchase Agreement
On December 15, 2021, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley Principal Capital”). Pursuant to the Purchase Agreement, the Company has the right to sell to B. Riley Principal Capital up to the lesser of (i) $100,000 of newly issued shares of the Company’s common stock and (ii) the Exchange Cap, which is 20,143 shares of the Company’s common stock (subject to certain limitations and conditions), from time to time during the 24-month term of the Purchase Agreement. Sales of common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital under the Purchase Agreement.
During the three and nine months ended September 30, 2022, the Company has sold an aggregate 360 and 3,510 shares of its Common Stock pursuant to the Purchase Agreement for aggregate proceeds, net of fees incurred of $56 and $456, of $1,298

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
and $10,117. As a result, deferred equity issuance costs of $0 and $587 were netted into equity during the three and nine months ended September 30, 2022. As of September 30, 2022, there were 16,436 shares reserved for the Purchase Agreement.
16. Subsequent Events

Mastronardi Note and Loan Agreement

On October 24, 2022, the Company entered into a note and loan agreement, dated October 24, 2022, (the “Note and Loan Agreement”) in the principal amount up to $30,000 (the “Note”) with Mastronardi Produce-USA, Inc. (“Mastronardi USA”) to be used for general corporate purposes consistent with a cash flow forecast provided to Lender. Pursuant to the Note and Loan Agreement, the Company received $15,000 on October 25, 2022, and will receive further amounts up to $15,000 provided that no event of default has occurred and certain other conditions have been met. The Note is secured by a mortgage on the Company’s CEA facility in Berea, Kentucky.

Subject to any acceleration by Mastronardi USA or extension by the Borrower Subsidiary, all outstanding principal (including PIK amounts), together with all accrued and unpaid interest, and any other sums payable under the loan documents shall be due and payable in full on December 19, 2022 (the “Initial Maturity Date”). The Initial Maturity Date may be extended for two (2) successive terms (the “Extension Option”) of thirty (30) days each to January 18, 2023 if the first Extension Option is exercised and February 17, 2023 if the second Extension Option is exercised, in each case subject to the satisfaction of certain conditions, including that the Borrower Subsidiary shall have agreed to the material terms for a sale leaseback transaction with Mastronardi USA, its affiliate or another third party. The Borrower Subsidiary will pay interest under the Note and Loan Agreement in arrears, on the first day of each calendar month, commencing on November 1, 2022 and continuing on the first day of each calendar month thereafter with a final payment on December 19, 2022 (or January 18, 2023 if the first Extension Option is exercised or February 16, 2023 if the second Extension Option is exercised). The interest rate shall be equal to seven and one-half percent (7.5%) per annum; provided that, in the event that the entire principal balance under the Note and Loan Agreement is not paid when due, or if any other Event of Default shall have occurred and be continuing, then the interest rate shall be equal to the lesser of 12.5% per annum or the maximum legal rate at the time any such interest is to be calculated.

November 2022 Restructuring

In November 2022, the Company initiated the November 2022 Restructuring to further reduce operating costs and its losses. The November 2022 Restructuring includes the elimination of a number of positions, including members of senior management. The Company estimates the restructuring charges, which consist of one-time severance charges and expense associated with the acceleration and modification of stock-based compensation, will be between $6,000 and $7,000 to be recorded in the fourth quarter of 2022. Total cash outlays associated with the November 2022 Restructuring are estimated to be $1,000, which will primarily be paid in the fourth quarter of 2022. The Company anticipates the costs savings from this restructuring plan will help improve the Company’s liquidity.

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
It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in Item 1A herein and in our other filings with the Securities and Exchange Commission (the “SEC”). Our ability to continue as a going concern, the impact of COVID-19 and its variants, as well as geopolitical tensions, such as Russia’s incursion into Ukraine, including related decades-high inflation and rising interest rates, may also exacerbate these risks, any of which could have a material effect on us. All forward-looking statements included herein are made only as of the date hereof. Unless otherwise required by law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise after the date of such statement.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were founded on January 19, 2018. Together with our subsidiaries, we are a sustainable food company in Appalachia developing and operating some of the world’s largest high-tech indoor farms with robotics and artificial intelligence to build a reliable, climate-resilient food system. Our farms are designed to grow produce using sunshine, rainwater and up to 90% less water than open-field growing, all while producing yields up to 30 times that of traditional agriculture and preventing pollution from agricultural runoff. We combine conventional agricultural techniques with cutting-edge technology, including artificial intelligence and robotics, to improve access to nutritious food, while farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.
Prior to October 2020, our operations were limited to the “start-up” concerns of organizing and staffing, business planning, raising capital, and acquiring and developing properties for CEA. In October 2020, we partially opened our first CEA facility in Morehead, Kentucky (the “Morehead CEA facility”), which we estimate can cultivate approximately 720,000 tomato plants with an approximate yield of 40 million pounds per year. We harvested our first crop of beefsteak tomatoes and tomatoes on the vine in January 2021 and March 2021, respectively. In May 2021, we opened production of the full 60 acres at the Morehead CEA facility.
In October 2022, we began shipping salad greens from our CEA facility in Berea, Kentucky (the “Berea salad greens facility”) and harvesting the first strawberries from our CEA facility in Somerset, Kentucky (the “Somerset facility”). The Somerset facility will primarily grow strawberries, and is expected to seasonally grow cucumbers. Our CEA tomato facility in Richmond, Kentucky (the “Richmond tomato facility”), is expected to be partially operational by the end of 2022.

The high-tech greenhouse agriculture business is extremely capital-intensive and we expect to expend significant resources to complete the build-out of facilities under construction, to build out and start up our new CEA facilities and continue harvesting existing crops and plant and harvest new crops in the existing and future CEA facilities. These expenditures are expected to include working capital, costs of acquiring and building out new facilities, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting, developing and retaining a skilled labor force, including local labor. In addition, other unanticipated costs may arise due to the unique nature of these CEA facilities and increased production in our new operating facilities at full capacity.

Going Concern

We have incurred losses from operations and generated negative cash flows from operating activities since inception. During the nine months ended September 30, 2022, we incurred net losses of $83.3 million and generated negative cash flows from operations of $61.1 million. Our current operating plan, which includes our planting and harvesting activities, indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities. In addition, debt service requirements and our plans to continue to invest in the build-out and start-up of our new and future CEA facilities, including the Berea salad greens facility, Richmond tomato facility and Somerset facility, will have an adverse impact on our liquidity. As of September 30, 2022, we had $36.2 million of cash on hand, and an accumulated deficit of $270.6 million. In October 2022, we entered into a $30.0 million note and loan agreement with Mastronardi Produce-USA, Inc. (“Mastronardi USA”) and received $15.0 million upon execution. In November 2022, we initiated a third restructuring plan to further reduce operating costs and our losses. Despite these actions, management believes there is substantial doubt about our ability to continue as a going concern and absent additional sources of financing, we expect that our existing cash and cash equivalents will only allow us to continue our planned operations into the first quarter of 2023. Investors should read the section below titled Liquidity and Capital Resources for additional information regarding our financial condition and ability to continue operations.
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
•continue the build-out of our CEA facility in Richmond, Kentucky, and invest in additional CEA facilities in the future;
•finalize construction of Berea and Somerset and start-up operations at these CEA facilities;
•continue our third growing season at the Morehead CEA facility, which began during the third quarter of 2022, and plant and harvest new crops in our Berea salad greens facility, and Somerset facility, including future growing seasons;
•fulfill our obligations under the Purchase and Marketing Agreement with Mastronardi Produce Limited (“Mastronardi”);
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
Business Combination and Public Company Costs
On January 29, 2021, we consummated a business combination and plan of reorganization with a special purpose acquisition company (“Business Combination”). Upon consummation of the Business Combination and the closing of the concurrent private placement of the 37,500 shares of our Common Stock (the “PIPE”), the most significant change in our reported financial position and results of operations was an increase in cash and cash equivalents of approximately $435.2 million, including $375.0 million in gross proceeds from the PIPE.
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

Net Sales
Substantially all of our net sales for the three and nine months ended September 30, 2022, and 2021, were generated from the sale of tomatoes under an agreement with one customer, Mastronardi. Net sales include revenues earned from the sale of our products, less commissions, shipping, distribution and other costs incurred as defined in our customer agreements.
Cost of Goods Sold
Cost of goods sold for the three and nine months ended September 30, 2022, and 2021, consisted of expenses incurred related to the production of inventory sold to customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three and nine months ended September 30, 2022, and 2021, consisted of payroll and payroll related expenses, stock-based compensation, professional services and legal fees, licenses and registration fees, insurance, depreciation, rent and various other personnel and office related costs. SG&A also included start-up expenses related to pre-commencement commercial activities for tomatoes on the vine at the Morehead CEA facility in 2021 and new CEA facilities under construction in 2022.
Interest Expense
Interest expense for the three and nine months ended September 30, 2022 primarily related to long-term debt to help finance the construction of our CEA facilities. Interest expense from related parties for the three and nine months ended September 30, 2021, primarily related to the finance lease and financing obligation for the Morehead CEA facility which were settled upon purchase of Morehead Farm, LLC on March 1, 2021, and the convertible note that was converted to Common Stock upon completion of the Business Combination on January 29, 2021.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and September 30, 2021
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$524	$543	$10,046	$5,980
Cost of goods sold	5,874	7,482	33,549	30,001
	(5,350)	(6,939)	(23,503)	(24,021)
Operating expenses:
Selling, general and administrative expenses	17,514	25,401	58,778	84,357
Total operating expenses	17,514	25,401	58,778	84,357
Operating loss	(22,864)	(32,340)	(82,281)	(108,378)
Interest expense from related parties	—	—	—	(658)
Interest expense	—	(805)	—	(893)
Change in fair value of Private Warrants	27	15,781	(233)	32,095
Other	297	113	366	574
Loss before income taxes	(22,540)	(17,251)	(82,148)	(77,260)
Income tax expense	(1,444)	(17)	(1,176)	(539)
Net loss	$(23,984)	$(17,268)	$(83,324)	$(77,799)
Reconciliation of GAAP to Non-GAAP
The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(23,984)	$(17,268)	$(83,324)	$(77,799)
Interest expense from related parties	—	—	—	658
Interest expense	—	805	—	893
Interest income	(237)	(82)	(492)	(178)
Income tax expense	1,444	17	1,176	539
Depreciation and amortization expense	3,765	3,160	9,941	7,762
EBITDA	(19,012)	(13,368)	(72,699)	(68,125)
Change in fair value of Private Warrants	(27)	(15,781)	233	(32,095)
Stock-based compensation expense	5,467	11,571	17,495	31,248
Transaction success bonus on completion of Business Combination	—	—	—	1,500
Restructuring and impairment costs	227	946	4,473	946
Start-up costs for new CEA facilities(1)	1,297	—	2,575	—
Business Combination transaction costs	—	112	—	13,916
Root AI acquisition costs(2)	—	—	—	1,032
Adjusted EBITDA	$(12,048)	$(16,520)	$(47,923)	$(51,578)
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

Net Sales

Net sales for the three and nine months ended September 30, 2022, were $0.5 million and $10.0 million compared to $0.5 million and $6.0 million for the comparable prior year periods. Net sales for the three months ended September 30, 2022 were similar to the three months ended September 30, 2021 as we conclude our annual harvests and planted new crops during the third quarter of each year, which results in low net sales during the third quarter. The three months ended September 30, 2022, were negatively impacted by the three-week early conclusion of the second growing season; however, this decrease in yield was offset by higher average net sales prices and expanded product variety, compared to the prior year. The $4.1 million increase during the nine months ended September 30, 2022, was primarily due to higher average net sales prices and increased production due to the phased opening and harvest at the Morehead CEA facility. Continued operational ramp-up at the Morehead CEA facility, including enhanced training and productivity improvements, resulted in a more favorable mix of premium and non-premium tomatoes, which also drove higher net sales for the three and nine months ended September 30, 2022. Net sales during the three and nine months ended September 30, 2022 were negatively impacted by mitigation efforts related to the plant health issue, which led us to remove some extra rows in the affected area out of an abundance of caution and re-plant with new seedlings.
Cost of Goods Sold
Cost of goods sold for the three and nine months ended September 30, 2022 was $5.9 million and $33.5 million compared to $7.5 million and $30.0 million for the comparable prior year periods. The decrease of $1.6 million for the three months ended September 30, 2022 was primarily due to lower overall labor costs, associated with efficiencies gained from experience with the first harvest, as compared to the three months ended September 30, 2021.
The increase of $3.5 million, for the nine months ended September 30, 2022, was primarily due to the Morehead CEA facility being fully operational for the nine months ended September 30, 2022 versus the phased launch of production in the comparable prior year period.
Selling, General, and Administrative Expenses
SG&A for the three and nine months ended September 30, 2022 was $17.5 million and $58.8 million compared to $25.4 million and $84.4 million for the comparable prior year periods. The $7.9 million decrease during the three months ended September 30, 2022 was primarily driven by a $5.9 million decrease in stock compensation expense for the three months ended September 30, 2022, decreased professional fees, and lower salaries and wages, partially offset by new facility start up costs of approximately $1.3 million. The $25.6 million decrease during the nine months ended September 30, 2022 was a result of $13.9 million of transaction costs related to the Business Combination in the prior year, a $12.6 million decrease in stock compensation expense, and decreased professional fees, partially offset by $4.5 million of restructuring and impairment charges. See Note 3 - Restructuring to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on this restructuring expense.
In November 2022, we initiated a third restructuring plan (the “November 2022 Restructuring”) to further reduce operating costs. We expect to incur approximately $6.0 million to $7.0 million in one-time severance charges and expense associated with the acceleration and modification of stock-based compensation awards in connection with the November 2022 Restructuring in SG&A during the fourth quarter of 2022. Total cash outlays associated with the November 2022 Restructuring are estimated to be $1.0 million, which will primarily be paid in the fourth quarter of 2022. See Note 16 - Subsequent Events - November 2022 Restructuring for more information on the Company’s November 2022 restructuring plan.
Interest Expense
Interest expense during the three and nine months ended September 30, 2022 was incurred on debt used to finance the construction of our CEA facilities and was capitalized as a component of the cost of those facilities. Interest expense of $0.0 million and $0.7 million from related parties for the three and nine months ended September 30, 2021, respectively, primarily related to the finance lease and financing obligation for the Morehead CEA facility which were settled upon purchase of Morehead Farm, LLC on March 1, 2021, and the convertible note that was converted to Common Stock upon completion of the Business Combination on January 29, 2021.

Income Taxes
We recorded income tax expense of $1,444 and $1,176 during the three and nine months ended September 30, 2022, respectively, resulting in an effective income tax rate of (1.4)% for the nine months ended September 30, 2022, compared to an income tax expense of $17 and $539 during the three and nine months ended September 30, 2021. The variance from the U.S. federal statutory rate of 21% for the nine months ended September 30, 2022 was primarily attributable to increases in our valuation allowance largely driven by increases in our net operating loss carryforwards.
Liquidity and Capital Resources
Liquidity and Going Concern

At September 30, 2022, we had an accumulated deficit of $270.6 million. We have incurred losses and generated negative cash flows from operations since our inception in 2018. We expect to continue to incur losses and negative cash flows from operating expenses for the foreseeable future as we continue construction, build-out and start-up of our CEA facilities and ramp up operations and production at our new CEA facilities. In addition, our material cash requirements, as described below, will have an adverse impact on our liquidity.

Cash and cash equivalents totaled $36.2 million and $150.8 million as of September 30, 2022, and December 31, 2021, respectively. We expect that we will need additional capital to continue to fund our operations. Currently, our primary sources of liquidity are cash flows generated from the successful completion of the Business Combination, the proceeds from debt and equity financings, our common stock purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital, LLC (“B. Riley Principal Capital”), our at-the-market offering program (the “ATM”) pursuant to the sales agreement with Cowen and Company, LLC, (“Cowen”) and revenues from the sale of our tomatoes, salad greens and strawberries. Based on our current operating plan, we plan to rely on the remaining availability of $98.6 million under our ATM pursuant to which we may offer and sell, from time to time, shares of common stock, and our ability to sell an additional approximately 16.4 million shares of our common stock to B. Riley Principal Capital, pursuant and subject to the limitations of the Purchase Agreement. However, our ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in our common stock. The current volatility in the equity markets, coupled with the trading price of our common stock, create additional challenges to raising a sufficient amount of capital through equity financing in the near term.

We will need to raise additional funds in order to operate our business, meet obligations as they become due and continue the ongoing construction, build-out and start-up of our CEA facilities. We are pursuing a potential sale-leaseback of our Berea salad greens facility. We are also pursuing additional financing alternatives, which include third-party equity or debt financing, or other sources, such as strategic relationships and other transactions with third parties, that may or may not include business combination transactions. However, financing may not be available to us in the necessary time frame, in amounts that we require, on terms that are acceptable to us, or at all. If we are unable to raise the necessary funds when needed, it may materially and adversely impact our ability to execute on our operating plans, and the construction, build-out and start-up of our future CEA facilities could be delayed, scaled back, or abandoned. These factors raise substantial doubt about our ability to continue as a going concern. In the absence of additional sources of financing, we expect that our existing cash and cash equivalents will only allow us to continue our planned operations into the first quarter of 2023.
Material Cash Requirements

Cash requirements for the next twelve months are expected to consist primarily of our current payroll, working capital requirements, planned capital expenditures, and debt service requirements. During the three and nine months ended September 30, 2022, we spent $34.0 million and $121.6 million, respectively on capital expenditures. We expect to incur approximately $85 million to $95 million more in capital expenditures during the next twelve months dependent on the continued availability of financing on acceptable terms. The increase in our projected capital expenditures is due to construction delays and supply chain disruptions. This is in addition to enhancements in scope for the construction of our Berea salad greens facility, Somerset facility and Richmond facility related to automation and configuration of equipment, food safety, and office space which have expanded in size from the original scope. For risks related to delays in construction of our CEA facilities, please refer to Part II, Item 1A. Risk Factors, “Any damage to or problems with our CEA facilities or delays in land acquisition or construction, could severely impact our operations and financial condition,” and “We build CEA facilities, which may be subject to unexpected costs and delays due to reliance on third parties for construction, material delivery, supply-chains and fluctuating material prices.”

In the long-term, our cash requirements are expected to be associated with planting and harvesting our crops, acquiring and building out new facilities, investment and development in CEA technology, attracting, developing and retaining a skilled labor force, and working capital.

We have incurred losses and generated negative cash flows from operations since our inception in 2018. We expect to continue to incur losses and negative cash flows from operating expenses for the foreseeable future as we ramp up operations and production at our new CEA facilities. As a result, we anticipate that we will need substantial additional funding in connection with our continuing operations.

We plan to finance our operations through the use of our cash and cash equivalents and the ability to sell shares of our common stock pursuant to the ATM and Purchase Agreement. However, the ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in our common stock. We are pursuing a potential sale-leaseback of the Berea salad greens facility. We are also pursuing financing alternatives, which includes third-party equity or debt financing, or other sources, such as strategic relationships and other transactions with third parties, that may or may not include business combination transactions; however, financing may not be available to us in the necessary time frame, in amounts that we require, on terms that are acceptable to us, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants that will further limit or restrict our ability to take specific actions, such as incurring additional debt or making capital expenditures. If we raise additional funds through collaborations with third parties, we may be required to relinquish valuable rights to our technologies, or future revenue streams.

Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors”.

For a discussion of our future funding requirements, please refer to Part II, Item 1A. Risk Factors, “There is substantial doubt about our ability to continue as a going concern and we will require significant additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our operations and future growth.”

At-the-Market Offering
We filed a shelf registration on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $300 million. In connection with the filing of the Registration Statement, we also entered into the ATM Agreement with Cowen pursuant to which we may offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $100 million under the ATM, which is included in the $300 million of securities that may be offered pursuant to the Registration Statement. We are not obligated to sell any shares under the ATM Agreement. Pursuant to the ATM Agreement, we will pay Cowen a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees. As of September 30, 2022, we have sold $1.5 million worth of common stock under the ATM for net proceeds of $1.4 million, leaving $98.5 million available to be sold.
Purchase Agreement
We have entered into the Purchase Agreement with B. Riley Principal Capital, pursuant to which we have the right to sell to B. Riley Principal Capital up to the lesser of (i) $100 million of newly issued shares of our common stock and (ii) the exchange cap, which is 20.1 million shares of our common stock (subject to certain limitations and conditions), from time to time during the 24-month term of the Purchase Agreement. Sales, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley Principal Capital under the Purchase Agreement. As of September 30, 2022, we have sold an aggregate 3.5 million shares of common stock, for aggregate net proceeds of $10.1 million. As of September 30, 2022, there were 16.4 million shares reserved for future sale pursuant to the Purchase Agreement.

Debt Facilities
Mastronardi Note and Loan Agreement
On October 24, 2022, AppHarvest Berea Farm, LLC, our wholly-owned indirect subsidiary, entered into a note and loan agreement (the “Note and Loan Agreement”) in the principal amount of $30.0 million (the “Note”) with Mastronardi USA. Pursuant to the Note and Loan Agreement, Mastronardi USA agreed to advance $15.0 million upon the execution of the agreement and further amounts of up to $15.0 million provided that no event of default has occurred under the Note and Loan Agreement and certain other conditions have been met. The first tranche of $15.0 million was funded on October 25, 2022. Subject to any acceleration by Mastronardi USA or extension, all outstanding principal (including payment in kind amounts), together with all accrued and unpaid interest, and any other sums payable under the loan documents shall be due and payable in full on December 19, 2022. The maturity date may be extended for two successive terms of thirty days each to January 18, 2023 if the first extension option is exercised and February 17, 2023 if the second extension option is exercised, in each case subject to the satisfaction of certain conditions, including that the borrower subsidiary shall have agreed to the material terms for a sale leaseback transaction with Mastronardi USA, its affiliate or another third party. See Note 16 - Subsequent Events - Mastronardi Note and Loan Agreement to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further details regarding the terms of the financing.
GNCU Loan Agreement
On July 29, 2022, we entered into the GNCU Loan Agreement for an original principal amount of $50.0 million. The GNCU Loan has a maturity of 23 years with interest-only monthly payments on the aggregate unpaid principal balance of the GNCU Loan for the first 36 months. Thereafter, we will make 239 monthly installments of principal and interest based on a 20-year amortization, with the remaining balance of principal and interest due upon maturity. The initial interest rate is fixed at 6.45% per annum for the first five years of the GNCU Loan term. Thereafter, the interest rate is subject to change every five years during the term of the GNCU Loan, based on the Federal Home Loan Bank of Des Moines 5-Year Advance Rate as of such dates, plus a 3.40% spread, with an interest rate floor of 4.75%. The proceeds of the GNCU Loan were used at closing to, in part, pay off the JPM Loan and accrued interest, of approximately $45.7 million, and to pay the closing costs, loan fees, and other costs of entering into the GNCU Loan. The GNCU Loan is recorded at cost, net of debt issuance costs of $2.6 million. The GNCU Loan required us to contribute $3.3 million to be held in an interest reserve account and $19.1 million in a project account, to be used to pay interest and the balance of project cost for the Somerset facility in excess of the loan, respectively. These balance of these amounts are reflected in restricted cash in the consolidated balance sheet as of September 30, 2022.
Rabo Loan Agreement
On June 15, 2021, we entered into a master credit agreement with Rabo AgriFinance LLC for a real estate term loan in the original principal amount of $75 million (the “Rabo Loan”). The Rabo Loan matures on April 1, 2031, with quarterly interest payments commencing on July 1, 2021 and quarterly principal payments, commencing on January 1, 2022, with the remaining balance of principal and interest due upon maturity. Payments are based on one month LIBOR plus 2.500% per annum. The Rabo Loan is collateralized by the business assets of the first Morehead CEA facility and requires compliance with financial covenants. On July 29, 2022, we obtained a waiver from Rabo AgriFinancie LLC whereby we were no longer required to measure or report the current ratio for the June 30, 2022 reporting period but will begin to report the current ratio covenant compliance for the December 31, 2022, reporting period. The change aligns all measurements of material financial covenants to begin with the December 31, 2022, measurement date. In exchange, we agreed to fund an additional $2.0 million to a reserve account. At June 30, 2022, we would not have met the current ratio requirement for the Morehead CEA subsidiary. Our liability under the Rabo Loan was $72.2 million at September 30, 2022.

Equilibrium Loan Agreement

On July 23, 2021, we entered into a credit agreement with CEFF II AppHarvest Holdings, LLC, an affiliate of Equilibrium Controlled Environment Foods Fund, LLC (“Equilibrium”) for a construction loan in the original principal amount of $91.0 million (the “Construction Loan”) for the development of a CEA facility at our property in Richmond, Kentucky (the “Project”). The Construction Loan provides monthly disbursements to fund capital costs of the Project in excess of our required equity contribution of 34.5% of the capital costs of the Project. The Construction Loan requires monthly interest payments based on drawn capital at an initial interest rate of 8.000% per annum, which will increase by 0.2% per annum, beginning two years after closing of the Construction Loan through maturity, which is expected to be July 23, 2024, with no required principal payments until maturity. On July 29, 2022, we amended the credit agreement with Equilibrium to require that we decrease the balance of the Construction Loan to $81.0 million on or prior to December 31, 2022 and further decrease the balance to $76.0 million on our prior to March 31, 2023. As of September 30, 2022, we had $66.3 million outstanding on the Construction Loan.

Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

(Dollars in thousands)	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(61,052)	$(81,342)
Net cash used in investing activities	(121,613)	(250,570)
Net cash provided by financing activities	65,049	538,827
Cash and cash equivalents (including restricted cash) beginning of year	176,311	21,909
Cash and cash equivalents (including restricted cash) end of period	$58,695	$228,824
Net Cash Used In Operating Activities
Net cash used in operating activities was $61.1 million for the nine months ended September 30, 2022, compared to $81.3 million for the nine months ended September 30, 2021. The change of $20.3 million was primarily due to $13.8 million for transaction costs related to the Business Combination that were incurred in 2021, and payment of utility and hedge program deposits that were made in 2021, partially offset by increased operating expenses related to full production at the Morehead CEA facility during the nine months ended September 30, 2022.
Net Cash Used In Investing Activities
Net cash used in investing activities was $121.6 million for the nine months ended September 30, 2022, compared to $250.6 million for the nine months ended September 30, 2021. The change of $129.0 million was primarily due to $123.0 million for the purchase of the Morehead CEA facility from Equilibrium that we completed on March 1, 2021, partially offset by an increase in capital expenditures for purchases of property and equipment primarily related to construction of our Richmond, Berea, and Somerset CEA facilities during the nine months ended September 30, 2022.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $65.0 million for the nine months ended September 30, 2022, compared to $538.8 million for the nine months ended September 30, 2021. The change of $473.8 million was primarily due to $448.5 million of proceeds from the Business Combination and $95.7 million in net proceeds from long-term debt issuance during the nine months ended September 30, 2021, which was offset by $103.3 million in net proceeds from short and long-term debt issuance, $11.5 million in net proceeds from stock sales under the Purchase Agreement and ATM and $48.6 million repayment of debt during the nine months ended September 30, 2022.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and accounting officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risks Affecting Our Business

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our securities. These risks include, among others, the following:

•There is substantial doubt about our ability to continue as a going concern and we will require significant additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our operations and future growth.
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
•We currently rely primarily on a single facility for the majority of our operations.
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

Risks Related to Our Business and Industry

There is substantial doubt about our ability to continue as a going concern and we will require significant additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our operations and future growth.

We have incurred losses from operations and generated negative cash flows from operating activities since inception. Our current operating plan, which includes our planting and harvesting activities, indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities. In addition, debt service requirements and our plans to continue investing in the build-out and start-up of future CEA facilities, including the Berea salad greens facility, Richmond tomato facility and Somerset facility, will have an adverse impact on liquidity. The impact of these events and conditions on our liquidity raise substantial doubt about our ability to continue as a going concern.

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

We will need to raise additional funds in order to operate our business, meet obligations as they become due and continue the ongoing construction, build-out and start-up of our CEA facilities. We are pursuing a potential sale-leaseback of the Berea salad greens facility. We are also pursuing additional financing alternatives, which include third-party equity or debt financing, or other sources, such as strategic relationships or other transactions with third parties, that may or may not include business combination transactions. However, financing may not be available to us in the necessary time frame, in amounts that the we require, on terms that are acceptable to us, or at all. If we are unable to raise the necessary funds when needed, it may materially and adversely impact our ability to execute on our operating plans, the operating of our current CEA facilities and the construction, build-out and start-up of our CEA facilities could be delayed, scaled back, or abandoned. If we become unable to continue as a going concern, we may have to dispose of assets and might realize significantly less than the values at which they are carried on our consolidated financial statements. These actions may cause our stockholders to lose all or part of their investment in our common stock. In the absence of additional sources of financing, we expect that our existing cash and cash equivalents will only allow us to continue our planned operations into the first quarter of 2023.

We have a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future. Our business could be adversely affected if we fail to effectively manage our future growth.

We incurred net losses of $83.3 million and $77.8 million for the nine months ended September 30, 2022 and 2021, respectively. We believe we will continue to incur net losses for the foreseeable future as we continue to invest in world-class technology to increase production and commercial sales of our products. There is no guarantee when, if ever, we will become profitable. We expect to expend substantial resources as we:

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

Although we have taken, and continue to take, precautions to guard against crop diseases and pests, these efforts may not be sufficient. For example, in June 2021 and during the course of the fourth quarter of 2021, we experienced outbreaks of various pests and disease on certain of our plants and during the second quarter of 2022, we observed pest-damaged tomatoes on the vine and active pests. In response, we undertook and are undertaking, several mitigation efforts, including the removal of plants, shortened growing periods of plants that were or may have been affected, and modifications to operational practices to eliminate or greatly reduce potential transmission vectors. These efforts adversely affected yields for the 2021-2022 growing season at our Morehead facility, including a shorter than expected second growing season. In addition, diseases and pests can make their way into greenhouses from outside sources over which we have limited or no control. Diseases and pests can be inadvertently brought in by employees, from seed and propagation vendors and from the trucks that transport supplies to the greenhouse. Once a disease or pest is introduced, we will need to quickly identify the problem and take remedial action in order to preserve the growing season. Failure to identify and remediate any diseases or pests in a timely manner could cause the loss of all or a portion of our crop and result in substantial time and resources to resume operations. Crop losses as a result of these agricultural risks have and could continue to negatively and materially impact our business, prospects, financial condition, results of operations and cash flows.

We have an evolving business model, which increases the complexity of our business and makes it difficult to evaluate our future business prospects.

Our business model is continuing to evolve. We are a sustainable food company in Appalachia developing and operating some of the world’s largest high-tech indoor farms with robotics and artificial intelligence to build a reliable, climate-resilient food system. We may in the future also pursue additional CEA opportunities through partnerships with third parties, including opportunities outside of the U.S. From time to time, we may continue to modify aspects of our business model relating to our products and services. For example, while we were previously engaged in building an applied technology company, through our ATI subsidiary, we recently temporarily paused development of CEA technology solutions with resumption of development contingent upon financing. We do not know whether these or any other modifications will be successful. The evolution of and modifications to our business model will continue to increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance and financial resources. Future additions to or modifications of our business model are likely to have similar effects. Further, any new products or services we offer that are not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We currently rely primarily on a single facility for the majority of our operations.

Our first CEA facility is a 2.76 million square foot CEA facility in Morehead, Kentucky, which partially opened in October 2020 and became fully operational in March 2021. For the immediate future, we will rely primarily on the operations at the Morehead CEA facility. Adverse changes or developments affecting the Morehead CEA facility could impair our ability to produce our products and our business, prospects, financial condition and results of operations. Any shutdown or period of reduced production at the Morehead CEA facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would significantly disrupt our ability to grow and deliver our produce in a timely manner, meet our contractual obligations and operate our business. Our greenhouse equipment is costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, decades-high inflation, trade wars, labor shortages, or other factors. If any material amount of our machinery were damaged, we would be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. Any insurance coverage we have may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages and disruptions, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic has resulted in supply chain disruptions related to the construction of our Berea salad greens facility and Richmond tomato facility, and has caused delays in the completion of the Berea salad greens facility, and a planned phased opening at the Richmond tomato facility. Further, the COVID-19 pandemic, resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets (collectively with the factors identified in the prior four sentences, the “Macroeconomic Conditions”). Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products.

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

•New Controlled Agriculture Facilities. Our first CEA facility, which spans approximately 60 acres, opened its first 30 acres of growing space in Morehead, Kentucky in October 2020, with the remainder becoming operational in March 2021 and production beginning in May 2021. Two of the three facilities under construction have become operational during October, the salad greens facility in Berea, Kentucky (the “Berea salad greens facility”), and the CEA facility in Somerset, Kentucky designed to grow berries and to seasonally grow cucumbers (the “Somerset facility”). The tomato CEA facility in Richmond, Kentucky (the “Richmond tomato facility”) has experienced supply-chain related delays and is expected to be partially operational by the end of 2022. The facilities will include 60 acres of growing space for tomatoes on the vine at the Richmond tomato facility and 15 acres of salad greens at the Berea salad greens facility. In the second quarter of 2021, we began construction of the 30-acre Somerset facility to grow berries and harvested our first strawberries in October. For risks related to delays in land acquisition or construction of our CEA facilities, please see the risk factor “Any damage to or problems with our CEA facilities, or delays in construction, could severely impact our operations and financial condition.” From time to time, we enter into other agreements to purchase, or options to purchase, additional properties for potential development. We expect to develop additional CEA facilities only after obtaining the necessary capital, assuming, among other things, that we are able to obtain necessary capital when needed and on acceptable terms.

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
Our first CEA facility in Morehead, Kentucky partially opened in October 2020, marking the beginning of our first growing season. The Morehead CEA facility was completed in March 2021 and we concluded our first growing season in August 2021. We completed planting our second crop in September 2021, the harvest of the new crop commenced in the fourth quarter of 2021 and we recently completed our second harvest at the end of July. As a result, our ability to accurately forecast future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. In future periods, net sales growth could slow or net sales could decline for a number of reasons, including plant diseases or pest infestations, slowing demand for our products, increasing competition, a decrease in the growth of the overall market, or our failure, for any reason, to take advantage of growth opportunities. For example, the impact to our second season yield by the plant health issue ended up higher than our original forecast of 10% to 15%, as we removed some extra rows in the affected area out of an abundance of caution and curtailed our second growing season. If our assumptions regarding these risks and uncertainties and future net sales growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

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
At September 30, 2022, there were 13,241,617 warrants to purchase Common Stock outstanding, consisting of 11,920,020 public warrants (“Public Warrants”) and 1,321,597 private warrants (“Private Warrants” and together with Public Warrants, “Warrants”). The Private Warrants are held by the Novus initial stockholders. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. As further outlined in the Notes to our condensed consolidated financial statements, the Private Warrants are classified as a liability and remeasured at fair value at each reporting date.

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

You will be diluted by any exercises of outstanding Warrants and outstanding options as well as settlement of outstanding restricted stock units, and/or the sale and issuance of our Common Stock pursuant to the Purchase Agreement with B. Riley Principal Capital or the ATM Agreement with Cowen. In addition, we may issue additional shares of Common Stock or other equity securities convertible into Common Stock without your approval, which would dilute your ownership interests and may depress the market price of the Common Stock.

As of September 30, 2022, we had 13,241,617 Warrants, 1,884,588 options, and 4,725,585 restricted stock units outstanding. The exercise of such Warrants or options, and the settlement of such restricted stock units, will result in dilution of your investment and could negatively impact the market price of our Common Stock.

On December 15, 2021, we entered into the Purchase Agreement with B. Riley Principal Capital pursuant to which B. Riley Principal Capital committed to purchase up to $100 million of our Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement. See Note 15 - Common Stock to the Form 10-K for additional information. For the quarter ended June 30, 2022, we sold 3,509,685 shares of our Common Stock under the Purchase Agreement. The shares of our Common Stock that were and may be issued under the Purchase Agreement were and may be sold by us to B. Riley Principal Capital at our discretion from time to time over an approximately 24-month commencing on the Commencement Date, as defined in the Purchase Agreement. We may ultimately decide to sell more or all, of the shares of our Common Stock that may be available for us to sell to B. Riley Principal Capital pursuant to the Purchase Agreement. The purchase price for the shares that we sold and may sell to B. Riley Principal Capital under the Purchase Agreement will fluctuate based on the price of our Common Stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our Common Stock to fall.

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

On August 3, 2022, we entered into the ATM Agreement with Cowen, pursuant to which we may offer and sell, from time to time, through Cowen, shares of common stock, having an aggregate offering price up to $100 million. See Note 15 - Shareholders’ Equity to this Form 10-Q for additional information.

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

Our amended and restated certificate of incorporation contains provisions that may delay or prevent an acquisition of our company or a change in our management. These provisions may make it more difficult for stockholders to replace or remove members of our Board. Because the Board is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by our stockholders to replace or remove our current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of Common Stock. Among other things, these provisions include:

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

We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of September 30, 2022, we had U.S. federal net operating loss carryforwards of approximately $204.8 million.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm as a large-accelerated filer. However, we have qualified again as a smaller reporting company as of the last business day of our second fiscal quarter and expect to qualify as a non-accelerated filer at the end of our fiscal year. As a result, we are currently evaluating the effect of not being required to comply with the auditor attestation requirement for the fiscal years ended December 31, 2022 as a smaller reporting company and non-accelerated filer. To maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and refine and revise a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm, if an auditor attestation is applicable, will be able to conclude that our internal control over financial reporting is effective as required by Section 404.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Departure of Chief Operating Officer

In connection with the November 2022 Restructuring, Julie Nelson, our Chief Operating Officer, will be leaving the Company effective November 7, 2022. We expect to enter into a separation agreement with Ms. Nelson, the terms of which have not yet been finalized and will be included in a subsequent Current Report on Form 8-K.

Restructuring

Information regarding the November 2022 Restructuring is set forth in Note 16 - Subsequent Events - November 2022 Restructuring and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Selling, General, and Administrative Expenses.

Item 6. Exhibits

Exhibit			Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
1.1	Sales Agreement, by and between AppHarvest, Inc. and Cowen and Company, LLC, dated August 3, 2022	Form S-3	333-266502	1.2	August 3, 2022
3.1	Amended and Restated Certificate of Incorporation of AppHarvest, Inc.	Form 8-K	001-39288	3.1	February 2, 2021
3.2	Amended and Restated Certificate of Bylaws of AppHarvest, Inc.	Form 8-K	001-39288	3.2	February 2, 2021
10.1*	Second Amendment to Credit Agreement between AppHarvest Richmond Farm, LLC, and CEFF II AppHarvest Holdings, LLC
10.2*	Loan Agreement between AppHarvest Pulaski Farm, LLC, AppHarvest Operations, Inc., and Great Nevada Credit Union
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

APPHARVEST, INC.
(Registrant)

Date: November 7, 2022	By:	/s/ Loren Eggleton
Loren Eggleton
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)