Form 10-K
period 2022-12-31
AppHarvest, Inc.
filed 2023-03-15
CIK 1807707

0kal

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to____________0
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by the Nasdaq Stock Market LLC, was approximately $259.7 million. This calculation does not reflect a determination that certain persons are affiliates for any other purpose.

As of March 10, 2023, there were 154,889,419 shares of $0.0001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2023 annual meeting of shareholders, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III.

RISK FACTORS SUMMARY

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
•If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our Common Stock, the delisting could adversely affect the market liquidity of our Common Stock and the market price of our Common Stock could decrease.
•We are a “smaller reporting company” and have elected to comply with reduced public company reporting requirements, which could make our common stock less attractive to investors.
•We have a significant amount of long-lived assets, which are assessed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In addition, we may never realize the full value of our long-lived assets, causing us to record material impairment charges.
•We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future. Our business could be adversely affected if we fail to effectively manage our future growth and liquidity.
•We have an evolving business model, which increases the complexity of our business and makes it difficult to evaluate our future business prospects.
•We face risks inherent in the agriculture business, including the risks of diseases and pests.
•We currently rely primarily on a single facility for the majority of our operations.
•Any damage to or problems with our CEA facilities, or delays in land acquisition or construction, could severely impact our operations and financial condition.
•Mastronardi is currently our exclusive marketing and distribution partner. We are highly dependent on this relationship, and impairment to or termination of this relationship could adversely affect our results of operations and financial condition.
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

•our ability to continue as a going concern;
•our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;
•our ability to obtain funding for our future operations;
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•our ability to successfully construct Controlled Environment Agriculture (“CEA”) facilities, which may be subject to unexpected costs and delays and obtaining necessary capital when needed on acceptable terms;
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
•our ability to develop our new CEA facilities and expand our product lines;
•our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•our ability to maintain compliance with the listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);
•our ability to maintain our status as a Certified B Corporation;
•our ability to hire capable employees and/or independent contractors to fill positions that have previously been eliminated; and
•changes in applicable laws or regulations.

You should refer to Item 1A. “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

You should read this report and the documents that we reference in this report, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Unless the context indicates otherwise, references in this Annual Report to the “Company,” “AppHarvest,” “we,” “us,” “our” and similar terms refer to AppHarvest, Inc. (f/k/a Novus Capital Corporation) and its consolidated subsidiaries (including Legacy AppHarvest (as defined below)). References to “Novus” refer to the predecessor company prior to the consummation of the Business Combination.

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

Part I

Item 1. Business

Overview

We were founded on January 19, 2018 as AppHarvest Operations, Inc. (f/k/a AppHarvest, Inc. “Legacy AppHarvest”) a Delaware public benefit corporation. Together with our subsidiaries, we are a sustainable food company in Appalachia developing and operating some of the world’s largest high-tech indoor farms with robotics and artificial intelligence to build a reliable, climate-resilient food system. Our farms are designed to grow produce using sunshine, rainwater and up to 90% less water than open-field growing, all while producing yields up to 30 times that of traditional agriculture and preventing pollution from agricultural runoff. We combine conventional agricultural techniques with cutting-edge technology, including artificial intelligence and robotics, to improve access to nutritious food, while farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.

On January 29, 2021, Legacy AppHarvest, Novus Capital Corporation (“Novus”), and ORGA, Inc., wholly-owned subsidiary of Novus (“Merger Sub”), consummated the closing of the transactions contemplated by that certain Business Combination Agreement, dated September 2020 (the “Business Combination Agreement”), following the approval at a special meeting of the stockholders of Novus held on January 29, 2021. Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy AppHarvest and Novus was effected through the merger of Legacy AppHarvest with and into Merger Sub, with Legacy AppHarvest surviving as a wholly owned subsidiary of Novus (the “Business Combination”). On the closing date, Legacy AppHarvest changed its name to AppHarvest Operations, Inc. and Novus changed its name from Novus Capital Corporation to AppHarvest, Inc.

We are committed to the communities where we operate by providing compelling, long-term career opportunities to the local workforce as well as partnering with educational institutions, such as the University of Kentucky and local high schools and technical schools, to create programs that benefit students, researchers, and our own operations. At AppHarvest, the goal is to lay the foundation for Appalachia to become the AgTech capital of North America.

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

We have a refined geographic strategy in place designed to impart immediate as well as long-term benefits. Central Appalachia presents multiple strategic advantages for us, including beneficial climate patterns that allow all, or substantially all, of our water requirements to be supplied naturally by rainfall, and geographic proximity to approximately 70% of all U.S. households within a one-day drive.

We are a mission-driven organization with an ethos rooted in sustainability and environmental, social, and governance (“ESG”) principles. Our leadership team and employees share a deeply-held belief that, as an organization, we are responsible to multiple stakeholders, including our workers, community, customers, environment, and stockholders. We are a public benefit corporation, which underscores the commitment to our mission and stakeholders. In addition, we elected to have our social and environmental performance, accountability, and transparency assessed against the proprietary criteria established by an independent non-profit organization. As a result of this assessment, we were designated as a Certified B Corporation in December 2019.

Prior to October 2020, our operations were limited to the “start-up” concerns of organizing and staffing, business planning, raising capital, and acquiring and developing properties for CEA. In October 2020, we partially opened our first CEA facility in Morehead, Kentucky (“AppHarvest Morehead”). We harvested our first crop of beefsteak tomatoes and tomatoes on the vine in January 2021 and March 2021, respectively. In May 2021, we opened production of the full 60 acres at AppHarvest Morehead, and in November 2022 began harvesting snacking tomatoes.

Subsequent to the construction of AppHarvest Morehead, we started construction on four more CEA facilities. The facility located in Berea, Kentucky (“AppHarvest Berea”) became operational in October 2022, and the facility located in Somerset, Kentucky (“AppHarvest Somerset”) became operational in November 2022. AppHarvest Berea harvests salad greens and AppHarvest Somerset primarily grows strawberries but is also expected to seasonally grow cucumbers. In December 2022, we entered into an agreement to sell AppHarvest Berea to an affiliate of our distribution partner Mastronardi Produce Limited (“Mastronardi”) as further discussed below. The CEA facility in Richmond, Kentucky (“ AppHarvest Richmond”), which is still under construction, was half planted in December 2022, and began commercial shipments in January 2023.

We commenced construction of a second Morehead, Kentucky facility (“AppHarvest Morehead North”), which is adjacent to AppHarvest Morehead, in June 2021, which is intended to grow salad greens. We have indefinitely paused the development of the 10-acre Morehead salad greens facility, with resumption of construction contingent upon financing.

Agriculture’s Current Challenges and Our Opportunity
Today’s agriculture challenges are wide-reaching and accelerating. The World Bank forecasts that global food production will need to increase by approximately 70% or more by 2050 to feed the growing global population. Inclusive of vine crops, the U.S. Department of Agriculture (“USDA”) predicts that the total annual value of domestic fruit, vegetable, and nut production will exceed $66 billion by 2029, a $14 billion annual increase over the 2020 annual value. In 2020, vegetable production accounted for approximately 41% of total farm value (or approximately $21.5 billion), with fresh use vegetables comprising approximately 32% of the market (or approximately $6.9 billion). Tomatoes are the second most popular fresh market produce in the United States. Per capita consumption1 of fresh tomatoes has grown to approximately 19 pounds per year in 2020, approximately 51% higher than it was nearly four decades ago. The USDA attributes this growth primarily to changing consumer preferences and a shift towards a healthier diet and overall lifestyle.

Domestically, the increasing demand for fresh fruits and vegetables has necessitated significant imports of produce into the United States. The majority of America’s supply of fresh tomatoes and other vine crops, including cucumbers, bell peppers, and eggplants, are imported. In 2021, 68% of fresh tomatoes for sale in the United States were imported, up from 50% in 2011.

Meanwhile, 76% of bell peppers and 87% of cucumbers were imported in 2021, up from 51% and 66%, respectively, in 2011. Over approximately the last three decades, the United States’ reliance on imports has more than doubled. The country’s single largest import partner is Mexico, which comprises 77% of U.S. fresh vegetable imports in 2020.

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

Demand for sustainable farming and new CEA infrastructure has been amplified by the effects of climate change and other environmental factors. Historically, California and Mexico have produced a majority of the fresh produce sold to consumers in the United States. Unsustainable farming practices, structural changes in water resources, and an over-reliance on chemicals,
1 Consumption is a measure of per capita demand for a particular good. Availability refers to the supply that is available for human consumption on a per capita basis and is frequently used as a proxy measure for per capita consumption when supply, rather than demand, data are available.

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

Our facilities are well positioned to take advantage of Kentucky’s relatively high precipitation levels by capturing rainfall in large on-site retention ponds to help meet our ongoing irrigation needs.

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

We also believe that we are positioned to become a global leader in the CEA industry. We are one of only a handful of publicly traded companies focused on CEA-enabled food production in the United States. Our CEA facilities in Appalachia are designed to maximize the sustainability and efficiency of our operations. For example, our ability to farm using captured rainwater not only decreases our impact on the environment, but helps to offset the high cost of water. Captured rainwater also allows us to avoid harmful agricultural runoff, a major source of U.S. waterways pollution. Our geographic proximity to the markets we serve reduces the fuel needed to transport our fruits and vegetables to customers, thereby reducing the environmental impact of distributing our products. Relative to growers in California and Mexico, we estimate we can distribute our products using up to 80% less fuel and with an extended shelf life and less spoilage due to a shorter time spent in transit.

Strengths

Industry Leading Position with an Early Mover Advantage

AppHarvest Morehead, combined with AppHarvest Richmond, AppHarvest Somerset, and AppHarvest Berea that we lease, position us among the largest CEA growers in the United States. Our current production acreage is growing beefsteak tomatoes, tomatoes on the vine, snacking tomatoes, salad greens and strawberries. We are also employing a “go-to-market” strategy through our partnership with Mastronardi Produce Limited, which we believe will enable us to build customer awareness and brand loyalty for future fruits, vegetables, and other value-added products.

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

Strategic Partnerships with Important Industry Participants

To aid us in accomplishing our objectives, we have pursued partnerships with select third parties to allow us to focus our capital and resources in areas that maximize value for our Company and our shareholders.

Mastronardi

Mastronardi is our exclusive marketing and distribution partner for all fresh fruits and vegetables grown in Kentucky and West Virginia, including tomatoes, cucumbers, peppers, berries, and/or all salad greens that meet certain quality standards. Mastronardi is a leading marketer and distributor in North America of tomatoes, peppers, cucumbers, berries, and salad greens. Mastronardi has an extensive and long-established retail network and is nationally recognized under the primary SUNSET® brand and other brands, including Campari®, Angel Sweet®, Flavor Bombs®, Sugar Bombs® tomatoes, Queen of Greens® washed-and-ready-to-eat salad packs and WOW™ berries. Through our partnership, we receive immediate access to a large and coveted customer base. Our produce is currently available for sale in the produce aisles of some grocers.

Pursuant to our agreement with Mastronardi (the “Mastronardi Agreement”), Mastronardi is the sole and exclusive marketer and distributor of all tomatoes, cucumbers, peppers, berries and salad greens produced at our CEA facilities that meet certain quality standards (collectively, the “Products”). Under the terms of the Mastronardi Agreement, we are responsible for growing, producing, packing and delivering all products to Mastronardi, and Mastronardi is responsible for marketing, branding, and distributing our products to its customers.

Mastronardi has agreed to sell our products at market prices consistent with the best and highest prices available throughout the applicable growing season for similar USDA Grade No. 1 products. Mastronardi will set the market price for the products and will pay AppHarvest the gross sale price of the products it sells, less a marketing fee and its costs incurred in the sale and distribution of the products. If Mastronardi rejects, returns, or otherwise refuses products for failure to meet certain quality standards, we have the right, at our cost and expense, to sell or otherwise dispose of the products, subject to certain conditions. We have developed options for generating revenue from any such products, including by selling them to secondary distribution outlets.

Under the Mastronardi Agreement, if we expand the growing acreage or operations of any of our existing facilities in Kentucky or West Virginia, Mastronardi has a right of first refusal to be the exclusive distributor of any produce arising as a result of such expansion for the greater of ten years from the date of first commercial production of the additional products or the remainder of the term of the Mastronardi Agreement. Any additional sale transactions with Mastronardi would be at market price, less the marketing fee and costs incurred in the sale and distribution of the relevant products. If Mastronardi declines to exercise its right of first refusal, we have the right to contract with unaffiliated third parties that are industry recognized bona fide marketers for distribution of such produce. We have agreed not to compete with Mastronardi outside of Kentucky and West Virginia, including by growing fresh produce in a new facility outside of Kentucky and West Virginia. The non-compete provision runs for ten years from the date of the first commercial harvest from AppHarvest Morehead, which occurred in January 2021, and also runs for ten years measured from the date of a first commercial harvest from any facility deemed to be a New Grower Facility by Mastronardi under the terms of the Mastronardi Agreement. In the event we or our affiliates operate a new facility in Kentucky or West Virginia, Mastronardi has the right to deem such “New Grower Facility” to be under an agreement with Mastronardi on the same material terms and conditions of the Mastronardi Agreement for a period of ten years. In December 2020, Mastronardi elected to deem our new facilities in Richmond and Berea as New Grower Facilities. We have also agreed not to solicit any employee of Mastronardi or its affiliates without Mastronardi’s written consent during the term of each applicable Mastronardi purchase and marketing agreement, and for a period thereafter.

The initial term of the Mastronardi Agreement is ten years, beginning on the date of the commercial harvest of our first crop, which was in January 2021. After the initial term, the Mastronardi Agreement renews automatically for additional one-year terms unless terminated by either party by written notice not later than 240 calendar days prior to the end of the applicable term. Either AppHarvest or Mastronardi can terminate the Mastronardi Agreement if the other party is subject to certain bankruptcy or insolvency proceedings or if the other party is in breach of the Mastronardi Agreement and the breach remains uncured for a specified period. Our obligation to deliver timely products to Mastronardi and to maintain exclusivity is not subject to cure.

On December 23, 2022, our wholly-owned subsidiary AppHarvest Berea Farm, LLC entered into a purchase and sale agreement with Mastronardi Berea LLC, (the “Buyer”), pursuant to which we agreed to sell approximately 40 acres of land located in Berea, Kentucky and AppHarvest Berea located thereon to the Buyer and we agreed to leaseback the property from Buyer (the “Sale-Leaseback Transaction”). The Buyer is a joint venture between Mastronardi and COFRA Holding. The Sale-Leaseback Transaction closed on December 27, 2022.

Concurrently with the closing of the Sale-Leaseback Transaction, we as tenant, and Buyer, as landlord, entered into a lease agreement (the “Berea Lease”) for an initial term of 10 years, with four renewal options of five years each, subject to the conditions set forth in the Berea Lease. The total annual rent under the Berea Lease is initially $9.5 million per year, subject to the prepaid rent paid by us at the closing of the Sale-Leaseback Transaction, and shall increase annually starting after the second lease year in accordance with the terms of the Berea Lease. Subject to the terms of the Berea Lease, beginning in 2023, we (as tenant under the Lease) shall be entitled to a rent credit equal to 25% of the marketing fees received by Mastronardi prior to the third anniversary of the commencement of the Berea Lease, with respect to products grown or produced at AppHarvest Morehead, AppHarvest Richmond and AppHarvest Somerset pursuant to the Mastronardi Agreement, as reduced by costs incurred by Mastronardi in connection with the sale and distribution of such products. We are responsible for the payment of all operating expenses, taxes, insurance and maintenance and repair of AppHarvest Berea during the term of the Berea Lease.

Experienced and Passionate Team

We are a mission-driven company led by highly committed and passionate professionals. Our founder and Chief Executive Officer, Jonathan Webb, is a Kentucky native with more than a decade of experience focused on sustainable infrastructure. Prior to founding AppHarvest in 2018, Mr. Webb led a public-private partnership on behalf of the Department of Defense, developing what was then the largest solar project in the southeastern United States. At AppHarvest, Mr. Webb has used his experience in renewable infrastructure to create a CEA platform in North America.

In January 2023, we announced the appointment of Anthony Martin, who has served as a member of our board of directors since October 2022, to serve as Chief Operating Officer. Mr. Martin has served as a member of the board of directors of the Fruit and Vegetable Dispute Resolution Corporation, a non-profit, member-based dispute resolution organization in the fresh produce industry, since May 2018. Previously Mr. Martin served as Chief Financial Officer of Windset Farms, a controlled environment agriculture producer, from December 2007 to October 2019.

We have attracted a highly experienced “grow team” to operate our high-tech indoor farms, and we have a construction management and development team with extensive experience in complex, large scale, multi-site, and global projects.

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

We have also been certified by an independent non-profit organization as meeting rigorous standards of social and environmental performance, accountability, and transparency. Some examples of our achievements to date include:

•building our farms in underserved areas in Central Appalachia, such as Rowan County, where despite reduced wage expectations in this area, we have provided career opportunities with entry-level wages that are higher than average hourly wages for comparable jobs in the state;

•providing support for implementing AgTech educational programs with AgTech farm classrooms at 12 Appalachian high schools.

In addition we believe we also have an opportunity to impact how the regional power grid evolves. As we grow and need more power, we are committed to exploring how to catalyze new renewable energy sources in our market. We believe that when corporations insist upon completely renewable energy, market forces will drive suppliers to provide electrical energy with a reduced carbon footprint.

We aim not only to transform the Appalachia region in terms of social and economic impact, but also to build a platform to transform agriculture and bring new solutions for growing threats to the agriculture sector, including water shortages, land shortages, soil depletion, surface water pollution, pesticide use, food waste, and systemic risks from climate change. Our growing process aims to reduce environmental impacts and manage the environmental risks increasingly threatening our food systems. Specifically, our CEA facilities are designed to manage these risks and reduce environmental impacts by:

•using up to 90% less water per pound harvested than conventional agriculture in a closed system that prevents pollution from excess fertilizers and chemical pesticides from entering the aquifer, local streams, and waterways;

•making efficient use of land without depleting soil and its nutrients;

•using integrated pest management that requires skilled workers, crop maintenance activities, beneficial insects (predators) and hygiene protocols in accordance with our Chemical Pesticide Policy.

•using a horizontal greenhouse structure to maximize passive solar energy.

•implementing new lighting systems that use up to 40% less energy than traditional lighting systems through integration of LEDs.

•exploring opportunities to link operations to renewable energy initiatives.

Our Strategy

We are a sustainable food company with global ambitions and a desire to become a trusted brand with broad brand awareness. We aim to leverage our ESG- and mission-driven ethos to grow and produce fruits, vegetables and value-added products that customers will actively seek out at their local grocery stores.

The key components to our strategy include:

•Sustainable CEA facilities: By insulating our food production system from seasonal and weather constraints, our CEA facilities are expected to produce up to 30 times more fruits and vegetables compared to traditional open-field agriculture, while also using up to 90% less water per pound harvested.

•Strategic location near major population centers: Given our location within one day’s drive of nearly 70% of the U.S. population, we are positioned to use significantly less fuel to transport our products, compared to fruits and vegetables shipped from the southwestern United States, especially California, and Mexico.

•AgTech ecosystem: We led the signing of a non-binding collaboration agreement by a 17-organization coalition of universities, governments, and leading AgTech companies in the U.S. and abroad, which increased to a 26-organization coalition in February 2022. The collaboration agreement is intended to identify opportunities to leverage each other’s expertise and find opportunities to work together to support large-scale development in Central Appalachia. AppHarvest believes this coalition will partially reduce our research & development costs and enable us to source and identify new advancements, technologies, and opportunities more quickly than we necessarily would on our own.

•Technology: Sourcing, developing, and implementing applied technology will be a key differentiator for AppHarvest over the long term. We are working with leading technology companies in the agriculture industry.

•Strong and available local labor force: We are committed to paying a living wage which is generally higher than the average wage for comparable work in Kentucky. As a result, we believe we can recruit and develop a competitive workforce.

Our CEA Facilities

We operate four controlled environment agriculture facilities which include the following suite of cutting-edge technology:

•Hybrid lighting system: Our lighting system features a combination of natural sunlight, Signify GreenPower LEDs, and high-pressure sodium lighting.

•Water independence: Our CEA facilities are designed to be water-independent using rainwater collected in on-site retention ponds. This closed-loop system enables us to use up to 90% less water per pound harvested compared to open field agriculture.

•Advanced closed-loop irrigation system: Our closed-loop irrigation system incorporates nano-bubble technology to combat harmful algae blooms and cyanotoxins, as well as sand filters and high-density ultraviolet lighting (Ultraviolet lighting is designed to kill bacteria).

•Climate and CEA operations software: Our climate and high-tech indoor farm operations software allows our growers to monitor carefully microclimates inside our CEA facility and to calculate the precise levels of light, water, and carbon dioxide each plant needs to thrive. This operations software also allows for precise dosing of nutrients as well as temperature and humidity control.

•Integrated pest management: “IPM” is an environmentally sensitive approach to pest management, which relies in part on the use of beneficial insects to control parasites and to combat damaging pests. In addition, human scouts work to identify any pest or plant health issues early to help mitigate potential harm.

AppHarvest Morehead

AppHarvest Morehead, which partially opened in October 2020, is among the world’s largest indoor farms at 60 acres (approximately 2.8 million square feet) and was our first operating CEA facility. The Morehead farm currently grows beefsteak tomatoes, tomatoes on the vine, and snacking tomatoes.

AppHarvest Berea

AppHarvest Berea, which became operational in October 2022, is 15-acres (approximately 654 thousand square feet) and features a cutting-edge touchless growing system that is automated from pre-seeding to packaging including autonomous harvesting and onsite washing to help improve both food safety and efficiency for the “Queen of Greens®” washed-and-ready-to-eat salad brand. Pursuant to the terms of the Sale-Leaseback Transaction, as of December 2022, we lease AppHarvest Berea from Mastronardi Berea LLC, a joint venture between Mastronardi Produce Limited, and COFRA Holding.

AppHarvest Somerset

AppHarvest Somerset began operating in November 2022, and at 30-acres, is expected initially to primarily grow strawberries, alternating seasonally with cucumbers. AppHarvest Somerset features a blast chiller that rapidly lowers the temperature of harvested strawberries prior to packaging to extend shelf life.

AppHarvest Richmond

AppHarvest Richmond began operating in December 2022 and at 60-acres is similar in size to AppHarvest Morehead. Half of the farm was planted in December 2022, with the second half expected to be planted in 2023. The first harvest from Richmond began in January 2023.

Competition

With vine crops imports rapidly increasing, our competition includes large-scale operations in Mexico, Canada, and, to a lesser extent, the southwestern United States. With studies having found that a U.S. meal travels 1,500 miles on average to the consumer’s plate, we believe we are unique in becoming a large-scale CEA operator growing produce closer to the end consumer.

Overall Competition

The U.S. CEA industry has grown steadily over the past decade as producers use its advantages to grow more using fewer resources, seeking to solve issues caused by limited land, energy, water and labor. The USDA attributes growth to CEA operators’ ability to realize greater market access both in the off-season and in northern retail produce markets, better product consistency and improved yields.

By 2017, the percentage of CEA-grown U.S. shipments of fresh tomatoes had grown to 5% of all shipments. Only four states (California, Minnesota, Nebraska and New York) produce more than 10 million pounds of CEA-grown tomatoes annually, according to the most recent USDA data. Kentucky’s production was estimated by the USDA to be between 500,000 pounds to 1 million pounds annually.

High-Tech “Vertical Farming” Agricultural Startups

While most CEA production comes from traditional greenhouse companies, a number of high-tech vertical farms also exist in the market. These startups are often focused on development of small-scale farms reliant on 100% artificial lighting and municipal water either in or near major cities. These companies generally have smaller product offerings and tend to focus on salad greens products due to limitations of their technologies and economics. By contrast, we believe our facilities will have the ability to grow a variety of crops including salad greens, tomatoes, cucumbers, strawberries, peppers, eggplants, and more. We are also differentiated in prioritizing use of two of the earth’s natural inputs: sunlight and rainwater. In fact, our CEA facilities are some of the only facilities of their type and size in North America to rely primarily on rainwater for production. Although we supplement the light our plants receive with a hybrid LED light array, leveraging natural sunlight supports produce quality and reduces required energy per plant compared to indoor warehouse farms.

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

Acceptance as a Certified B Corporation and continued certification is at the sole discretion of the independent organization that certified us as a Certified B Corporation. To maintain our certification, we are required to update our assessment and verify our updated score with the independent organization every three years. We received our recertification as a Certified B Corporation during the year ended December 31, 2022, based on KPIs from the year ended December 31, 2021.

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

As provided in our amended and restated certificate of incorporation, the public benefits that we promote, and pursuant to which we manage, are empowering individuals in Appalachia, driving positive environmental change in the agriculture industry, and improving the lives of our employees and the community at large. Public benefit corporations organized in Delaware are required to assess their benefit performance internally and to disclose to stockholders at least biennially a report detailing their success in meeting their benefit objectives. We will also consider the objectives and standards by which we will measure and report our public benefit performance in our public benefit corporation reports, including potential key performance metrics, and we have not made a final decision on such matters. We expect that we will conduct our own assessment of our benefit performance against the standards and metrics we develop, rather than having such performance conducted by a third party. We have completed a materiality assessment with an independent third party, designated our ESG metrics, and reported our first set of data in our Sustainability Report, which we released in the first half of 2022.

Trademarks and Other Intellectual Property

Our intellectual property and proprietary rights are valuable assets and we rely on a combination of federal, state, common law and international rights in the jurisdictions to safeguard our intellectual property. Our trademarks and other proprietary rights are valuable assets that reinforce the distinctiveness of our brand to our consumers. We believe our patents, trademarks, copyrights and domain names, and the protection of the underlying intellectual property, are important to our success. Accordingly, we own and have registered with the U.S. Patent and Trademark Office trademarks that are important to our business, including our principal trademark, APPHARVEST, and have several additional trademark applications pending, as well.

Further, in addition to our U.S. intellectual property portfolio, we are also seeking intellectual property protection in certain other jurisdictions where available and where we deem appropriate.. We aggressively protect our intellectual property rights by relying on trademark and copyright, as well as the use of nondisclosure, confidentiality, and intellectual property assignment agreements.

Employees and Human Capital Resources

As of December 31, 2022, we had approximately 500 full-time employees and approximately 414 independent contractors, most of whom are located in the United States. At December 31, 2022, our full-time workforce consisted of 36% female employees, and female employees represented approximately 13% of our management. Approximately 10% of our employees identified as a racial minority and racial minority employees represented 12% of our management. None of our employees are represented by a labor union. We have never experienced a labor-related work stoppage.

We have made a particular commitment to second-chance/fair-chance employment. We work with community partners who help prepare those potential candidates for employment with us. To ensure a fair shot, our interviewers are never aware interviewees are from second-chance or fair-chance programs. From top to bottom, we aim to hire a team of people as diverse as the communities in which we operate and then empower them as individuals.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity incentive plans are to attract, retain and motivate personnel through the granting of equity-based compensation awards, to increase stockholder value and the success of the company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

We encourage employees to engage with our mission in many ways. One avenue is through “Mission Day” paid leave hours. These hours are intended to be used toward activities related to the Company’s mission, including but not limited to community volunteering and involvement. Examples include volunteering at a food bank or an animal shelter, participating in community beautification projects, or tutoring kids. Each year, employees receive up to 16 hours of paid leave designated as Mission Days depending upon their date of hire.

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

We have incurred losses from operations and generated negative cash flows from operating activities since inception. Our current operating plan, which includes our planting and harvesting activities, indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities. In addition, debt service requirements and our plans to continue investing in the build-out and start-up of future CEA facilities, including AppHarvest Berea, Richmond tomato facility and Somerset facility, will have an adverse impact on liquidity. The impact of these events and conditions on our liquidity raise substantial doubt about our ability to continue as a going concern.

The high-tech CEA agriculture business is extremely capital-intensive and we expect to expend significant resources to complete the build-out of facilities under construction, including the development of related technology, continue harvesting existing crops and plant and harvest new crops in our existing and future CEA facilities. These expenditures are expected to include working capital, costs of acquiring and building out new facilities, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting, developing and retaining a skilled labor force, including local labor. In addition, other unanticipated costs may arise due to the unique nature of these CEA facilities and increased production in our single operating facility at full capacity. We currently import many of the supplies and materials for greenhouse production and operations from abroad, including the construction materials for our CEA facilities and seeds for plants. Accordingly, we are subject to risk of fluctuation in exchange rates, which could cause unexpected increases in our costs and harm our financial position. In addition, our ability to execute on our growth strategy and CEA technology require significant additional financing.

We will need to raise additional funds in order to operate our business, meet obligations as they become due and continue the ongoing construction, build-out and start-up of our CEA facilities. In December 2022, we entered into the Sale-Leaseback Transaction with Mastronardi Berea LLC, pursuant to which we sold 40 acres of land located in Berea, Kentucky and AppHarvest Berea situated thereon. On February 9, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC, as representative of the several underwriters named therein, relating to the issuance and sale (the “Public Offering”) of 40,000,000 shares of our common stock, par value $0.0001 per share (the “Common Stock”), at a price to the public of $1.00 per share. In addition, pursuant to the Underwriting Agreement, we granted the underwriters a 30-day option (the “Overallotment Option”) to purchase up to 6,000,000 additional shares of Common Stock. On February 14, 2023, the Public Offering closed, and we issued and sold 40,000,000 shares of Common Stock and on February 24, 2023, we issued an additional 6,000,000 shares under the Overallotment Option. The net proceeds from the Public Offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $43.1 million, including the $6.0 million from the Overallotment Option.

We are currently exploring additional financing alternatives, including but not limited to additional sale-leaseback transactions related to our other CEA facilities, third-party equity or debt financing, or other sources, such as strategic relationships or other transactions with third parties, that may or may not include business combination transactions. However, financing may not be available to us in the necessary time frame, in amounts that we require, on terms that are acceptable to us, or at all. If we are unable to raise the necessary funds when needed, it may materially and adversely impact our ability to execute on our operating plans, the operation of our current CEA facilities and the construction, build-out and start-up of our CEA facilities could be delayed, scaled back, or abandoned. If we become unable to continue as a going concern, we may have to dispose of assets and might realize significantly less than the values at which they are carried on our consolidated financial statements. These actions may cause our stockholders to lose all or part of their investment in our Common Stock. In the absence of additional sources of financing, we expect that our existing cash and cash equivalents will only allow us to continue our planned operations into the fourth quarter of 2023.

We have a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future. Our business could be adversely affected if we fail to effectively manage our future growth.

We incurred net losses of $176.6 million and $166.2 million during the years ended December 31, 2022 and 2021, respectively. We believe we will continue to incur net losses for the foreseeable future as we continue to invest in world-class technology to increase production and commercial sales of our products. There is no guarantee when, if ever, we will become profitable. We expect to expend substantial resources as we:

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

We face risks inherent in the agriculture business, including the risks of diseases and pests.

We are focused on building large-scale CEA facilities in Appalachia with the goal of providing quality domestic supply of fresh fruits and vegetables to nearly 70% of the U.S. population. We primarily grow three varieties of tomatoes at AppHarvest Morehead — beefsteak tomatoes, tomatoes on the vine and snacking tomatoes— and primarily grow salad greens at AppHarvest Berea and strawberries at AppHarvest Somerset and we expect to expand to other tomato varieties and other fruits and vegetables such as berries, peppers, and cucumbers in the future at other facilities. As such, we are subject to the risks inherent in an agricultural business, such as insects, plant and seed diseases and similar agricultural risks, which may include crop losses, for which we are not insured; production of non-saleable products; and rejection of products for quality or other reasons, all of which may materially affect our operational and financial performance. Although our produce is grown in climate-controlled greenhouses, there can be no assurance that natural elements will not have an effect on the production of these products. In particular, plant diseases, such as root rot or tomato brown rugose fruit virus (“ToBRFV”), or pest infestations, such as whiteflies, aphids, thrips, or mites, can destroy all or a significant portion of our produce and could eliminate or significantly reduce production until we are able to disinfect the greenhouse and grow replacement tomatoes or other vegetables and fruits. ToBRFV is a virus affecting tomatoes, peppers and possibly other plants. Seed and transplant production are the most critical areas to identify the virus as contamination creates the risk of spreading to hundreds, if not thousands, of plants. ToBRFV can be transmitted mechanically and spread between plants or on contaminated tools, clothes or hands and mitigation efforts could require a complete facility clean out, including multiple sanitations with disinfectants known to be effective on the ToBRFV. ToBRFV may lead to reduced crop quality, ending a crop cycle early or clearing out a portion of a CEA facility or its entirety. In addition, delivery of tomato crops across the U.S-Mexico and U.S.-Canada borders encounters additional inspections due to ToBRFV and those crops may be denied entry.

Although we have taken, and continue to take, precautions to guard against crop diseases and pests, these efforts may not be sufficient. For example, in June 2021 and during the course of the fourth quarter of 2021, we experienced outbreaks of various pests and disease on certain of our plants and during the second quarter of 2022, we observed pest-damaged tomatoes on the vine and active pests. Also, during the fourth quarter of 2022 we observed pest-damaged strawberries and active pests. In response, we undertook and are undertaking several mitigation efforts, including the removal of plants, shortened growing periods of plants that were or may have been affected, and modifications to operational practices to eliminate or greatly reduce potential transmission vectors. These efforts adversely affected yields for the 2021-2022 growing season at our Morehead facility, and the 2022-2023 growing season at our Somerset facility, including shorter than expected growing seasons. In addition, diseases and pests can make their way into greenhouses from outside sources over which we have limited or no control. Diseases and pests can be inadvertently brought in by employees and/or independent contractors, from seed and propagation vendors and from the trucks that transport supplies to the greenhouse. Once a disease or pest is introduced, we will need to quickly identify the problem and take remedial action in order to preserve the growing season. Failure to identify and remediate any diseases or pests in a timely manner could cause the loss of all or a portion of our crop and result in substantial time and resources to resume operations. Crop losses as a result of these agricultural risks have and could continue to negatively and materially impact our business, prospects, financial condition, results of operations and cash flows.

We have an evolving business model, which increases the complexity of our business and makes it difficult to evaluate our future business prospects.

Our business model is continuing to evolve. We are a sustainable food company in Appalachia developing and operating some of the world’s largest high-tech indoor farms with robotics and artificial intelligence to build a reliable, climate-resilient food system. We may in the future also pursue additional CEA opportunities through partnerships with third parties, including opportunities outside of the U.S. From time to time, we may continue to modify aspects of our business model relating to our products and services. For example, while we were previously engaged in building an applied technology company, through our AppHarvest Technology, Inc. subsidiary, we recently temporarily paused development of CEA technology solutions with resumption of development contingent upon financing. We do not know whether these or any other modifications will be successful. The evolution of and modifications to our business model will continue to increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance and financial resources. Future additions to or modifications of our business model are likely to have similar effects. Further, any new products or services we offer that are not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We currently rely primarily on a single facility for the majority of our operations.

Our first CEA facility is a 2.76 million square foot CEA facility in Morehead, Kentucky, which partially opened in October 2020 and became fully operational in March 2021. For the immediate future, we will rely primarily on the operations at AppHarvest Morehead while we continue to build up our operations at AppHarvest Berea, AppHarvest Somerset and AppHarvest Richmond. Adverse changes or developments affecting AppHarvest Morehead could impair our ability to produce our products and our business, prospects, financial condition and results of operations. Any shutdown or period of reduced production at AppHarvest Morehead, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in supply delivery, would significantly disrupt our ability to grow and deliver our produce in a timely manner, meet our contractual obligations and operate our business. Our farm equipment is costly to replace or repair, and our equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, decades-high inflation, trade wars, labor shortages, or other factors. If any material amount of our machinery were damaged, we would be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. Any insurance coverage we have may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Any damage to or problems with our CEA facilities, or delays in land acquisition or construction, could severely impact our operations and financial condition.

Any damage to or problems with AppHarvest Morehead, Berea salad greens facility, Somerset facility, Richmond tomato facility, or any other CEA facilities we build or use in the future, including defective construction, repairs, or maintenance, could have an adverse impact on our operations and business. We face risks including, but not limited to:

•Weather. Our operations may be adversely affected by severe weather including tornados, lightning strikes, wind, snow, hail and rain. A tornado, lightning strike, severe hailstorm or unusually large amount of precipitation could cause damage or destruction to all or part of our CEA facility or affect the ability of our workforce to get to or remain at the facility. We may be required to expend significant resources and time in mitigating damage to our crops, and such damage may not be covered by insurance. The impact of a severe weather event or natural disaster could result in significant losses and seriously disrupt our entire business.
•Water Supply. We irrigate our plants with rainwater, collected in each site’s retention pond, which eliminates the need for city water or well water. The pond is designed to be constantly aerated with nanobubble technology, which combats harmful algae blooms and cyanotoxins. Once rainwater is pumped into the facility from the pond, it enters a closed-loop irrigation system. The water is processed through a sand filter and then sanitized with UV light. This destroys viruses, bacteria and protozoa without the use of chemicals and with no unwanted disinfection by-products. Despite these precautions, there remains risk of contamination to our water supply from outside sources. Any contamination of the water in the retention pond could require significant resources to correct and could result in damage or interruption to our growing season.
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

In addition, we have experienced and may continue to experience unexpected delays in building our CEA facilities for a variety of reasons, including limited financing, limited labor due to COVID-19 or other factors, unexpected construction problems, decades-high inflation or severe weather. If we experience significant unexpected delays in construction, we may have to limit or miss out on an entire growing season depending on the timing and extent of the delays, which could harm our business, financial condition and results of operations. For example, we experienced construction delays at AppHarvest Richmond which required us to facilitate other solutions to commence operations, thereby increasing our expense incurred.

We depend on employing a skilled local labor force, and failure to attract, develop and retain qualified employees and/or independent contractors could negatively impact our business, results of operations and financial condition.

Agricultural operations are labor intensive, and the growing season for greenhouses is year-round. In general, each year, we plan to begin planting vine crops in August or September, grow and harvest the produce into June, July, or August and then remove plants and clean the greenhouse in July or August. Our salad greens are grown year round. These year-round operations depend on the skills and regular availability of labor in Appalachia.

We have rapidly hired in the region as we prepared to open our CEA facilities and benefited from a strong network of employer assistance programs ready to help companies interested in locating in the region to provide jobs for its ready workforce. However, there is competition for skilled agricultural labor in the region, particularly from the cannabis, food, and distribution industries, and even if we are able to identify, hire and develop our labor force, there is no guarantee that we will be able to retain these employees and/or independent contractors. For example, we continue to observe an overall tightening and increasingly competitive local labor market. To help forestall any potential labor shortfall, we have hired experienced agricultural workers while we strive to develop a local labor force. If we are unable to hire, develop and retain a labor force capable of performing at a high-level, or if mitigation measures we take to respond to a deficit of adequate local labor, such as overtime and contract laborers, have unintended negative effects, our business results of operations and financial condition could be adversely affected. Further, the operation of CEA facilities requires unique skills, which may not be widely available in the regions where we operate. Any additional shortages of labor, lack of training or skills, or lack of regular availability could restrict our ability to operate our greenhouses profitably, or at all.

In addition, efforts by labor unions to organize our employees and/or independent contractors could divert management attention away from regular day-to-day operations and increase our operating expenses. Labor unions may make attempts to organize our non-unionized employees and/or independent contractors. We are not aware of any activities relating to union organizations at any of our facilities, but we cannot predict which, if any, groups of employees and/or independent contractors may seek union representation in the future or the outcome of any collective bargaining. If we are unable to negotiate acceptable collective bargaining agreements, we may have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of our any work stoppage, our operating expenses could increase significantly, which could negatively impact our financial condition, results of operations and cash flows.

Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.

Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, and other government regulations. We continue to observe an overall tightening and increasingly competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base, including those caused by COVID‐19, or measures taken to address COVID-19, or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and/or independent contractors, and could negatively affect our ability to efficiently operate our greenhouse equipment and overall business.

If we are unable to hire, develop and retain employees and/or independent contractors capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and contract laborers, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, including those caused by COVID‐19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

Mastronardi is currently our exclusive marketing and distribution partner. We are highly dependent on our relationship with Mastronardi, and impairment to or termination of this relationship could adversely affect our results of operations and financial condition.

Mastronardi is our exclusive marketing and distribution partner for all products pursuant to the Mastronardi Agreement. Under the terms of the Mastronardi Agreement, we are responsible for growing, producing, packing and delivering all products to Mastronardi, and Mastronardi is responsible for marketing, branding and distributing the products to its customers. Mastronardi will sell the products at market prices that are consistent with the best and highest prices available during the duration of the applicable growing season for like kind USDA Grade No. 1 products. Mastronardi will set the market price for the products and will pay over to us the gross sale price of our products sold by Mastronardi, less a marketing fee and Mastronardi’s costs incurred in the sale and distribution of the products, which can fluctuate.

Mastronardi is only obligated to purchase our products that are at or above USDA Grade No. 1 standards and export quality standards within North America and of a quality required by Mastronardi’s customers, in Mastronardi’s sole determination. The Mastronardi Agreement provides for an inspection period during which Mastronardi will inspect our products to determine whether it meets the required quality standards, and Mastronardi may reject and return any of our products that do not meet these standards. Any significant or unexpected rejection of our products could negatively impact our results of operations, and we may be unable to sell the rejected products to other third parties. Further, because Mastronardi acts as an intermediary between us and the retail grocers or food service providers, we do not have short-term or long-term commitments or minimum purchase volumes with them that ensure future sales of our products.

If we expand our growing acreage or operations in Kentucky or West Virginia, Mastronardi has a right of first refusal to be the exclusive distributor of any produce arising as a result of such expansion for the greater of ten years from the date of first commercial production of the additional products or the remainder of the term of the Mastronardi Agreement. In the event we or our affiliates engage in the business of growing fresh produce in a greenhouse in Kentucky and West Virginia, Mastronardi has the right to deem such New Grower Facility to be under an agreement with Mastronardi on the same material terms and conditions of the Mastronardi Agreement for a period of ten years. In December 2020, Mastronardi elected to deem our Richmond tomato facility and Berea salad greens facility to be New Grower Facilities.

Due to the exclusive nature of this long-term distribution relationship, we could also be adversely affected if Mastronardi experiences impairment to its brand and reputation or to its financial condition. Mastronardi and we are each entitled to terminate the Mastronardi Agreement in the case of the other party’s uncured breach of the contract or bankruptcy or insolvency. If the Mastronardi Agreement is terminated, we may experience difficulty or delay in finding a suitable replacement distributor in a timely manner or at all, and our business, financial condition and results of operations could be harmed.

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages and disruptions, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in supply chain disruptions related to the construction of our Berea salad greens facility and Richmond tomato facility, and caused delays in the completion of AppHarvest Berea, and a phased opening at AppHarvest Richmond. Further, the COVID-19 pandemic, resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, or do not improve, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products.

Further downgrades of the U.S. credit rating, automatic spending cuts, or a government shutdown could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers have previously passed legislation to raise the federal debt ceiling on multiple occasions, there is a history of ratings agencies lowering or threatening to lower the long-term sovereign credit rating on the United States given such uncertainty. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Moreover, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

•Consumer Preferences. We currently produce primarily beefsteak tomatoes, tomatoes on the vine, and snacking tomatoes. Although tomatoes are the second most popular fresh market vegetable per capita in the U.S., with per capita consumption increasing significantly in the past 40 years, there is no guarantee that tomatoes will continue to garner this popularity, that consumers will prefer the varieties of tomatoes grown by us, or that we will be successful in capturing a sufficient market share. If we are able to expand our product offerings to include other vegetables and fruits, such as cucumbers, peppers, and berries, and expand our production of salad greens and strawberries, we will similarly be impacted by consumer preferences for such vegetables and fruits.
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

•New Controlled Agriculture Facilities. AppHarvest Berea became operational in October 2022, and the AppHarvest Somerset facility became operational in November 2022. AppHarvest Berea salad greens facility harvests salad greens, and AppHarvest Somerset primarily grows strawberries but is also expected to seasonally grow cucumbers. AppHarvest Richmond, which is in final stages of completion, was half planted in December 2022, and began commercial shipments in January 2023. For risks related to delays in land acquisition or construction of our CEA facilities, please see the risk factor “We build CEA facilities, which may be subject to unexpected costs and delays due to reliance on third parties for construction, material delivery, supply-chains and fluctuating material prices.”

Identifying, planning, developing, constructing and finishing new CEA facilities in Central Appalachia has required and will continue to require substantial time, capital, and resources. CEA facilities, like ours, require a large amount of flat land with a maximum cut and fill area, the ability to obtain the appropriate permits and approvals, sufficient utilities and road access and adequate availability of skilled labor, among other things. We may be unsuccessful in identifying available sites in Central Appalachia that are conducive to our planned projects, and even if identified, we may ultimately be unable to lease, purchase, build or operate on the land for any number of reasons. Because of the capital-intensive nature of these projects, we will need to prioritize which sites we plan to develop, and there can be no guarantee that we will select or prioritize sites that will ultimately prove to be appropriate for construction. Further, we may spend time and resources developing sites at the expense of other appropriate sites, which may ultimately have been a better selection or more profitable location. On the other hand, if we overestimate market demand and expands into new locations too quickly, we may have significantly underutilized assets and may experience reduced profitability. If we do not accurately align capacity at our greenhouses with demand, our business, financial condition and results of operations could be adversely affected.

•New Product Lines. We aspire to develop a leading fruit and vegetable brand widely known for its sustainable practices. We plan to leverage our strong mission to build an iconic brand recognized and revered by a loyal customer base that values a sustainable homegrown food supplier. We successfully launched and sold out our first value-added product, salsa, in 2021, and we expect to leverage this platform as we continue to refine and grow our value-added products strategy in the future, depending on the availability of financing on acceptable terms. We have paused the sale and development of our salsa and other products in 2022. The three farms that are operational in 2022 should provide us a significantly larger volume of produce from which to derive value-added and direct-to-consumer products when expected sales and development resume. Accordingly, we plan to spend time and resources developing capacity for larger-scale production that we believe will enable us to secure financing and permit us to relaunch our value-added products at a larger scale in the future.

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

We have agreed not to compete with Mastronardi outside of Kentucky and West Virginia, which includes the businesses of growing, harvesting, packaging, distributing or selling fresh produce, subject to certain exceptions for fresh produce that is grown in Kentucky or West Virginia. Although we are currently focused on building greenhouses in Central Appalachia, if we desired in the future to build or operate facilities outside of Kentucky or West Virginia that were competitive with Mastronardi, the Mastronardi Agreement requires us to obtain Mastronardi’s consent before doing so. If Mastronardi withholds such consent for any reason, this could have the effect of restricting certain business opportunities outside of Kentucky and West Virginia during the term of the non-compete provision. The non-compete provision runs for ten years from the date of a first commercial harvest from AppHarvest Morehead and also runs for ten years measured from the date of a first commercial harvest from a facility deemed to be a New Grower Facility by Mastronardi under the terms of the Mastronardi Agreement. In December 2020, Mastronardi elected to deem our new facilities in Richmond and Berea as New Grower Facilities.

We build CEA facilities, which may be subject to unexpected costs and delays due to reliance on third parties for construction, material delivery, supply-chains and fluctuating material prices.

We build CEA facilities that are dependent on a number of key inputs and their related costs including materials such as steel and glass and other supplies, as well as electricity and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition and operating results. We have entered into a direct contractual relationship with Dalsem for the construction of our Richmond tomato facility and Berea salad greens facility. We have also entered into a direct contractual relationship with Havecon for the construction of our Somerset facility. If Dalsem or Havecon encounter unexpected costs, delays or other problems in building these CEA facilities, our financial position and ability to execute on our growth strategy could be negatively affected. In addition, from time to time, our construction partners may place mechanics’ liens on our properties under construction, the effect of which is to secure a contractor’s right to payment of past due amounts by using our real property as collateral for such amounts. As of the date of this Annual Report, Dalsem has filed a mechanics lien on the Richmond tomato facility in the amount of approximately $14 million, of which we are contesting a portion. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.

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

The COVID-19 pandemic continues to impact worldwide economic activity, and the governments of some countries, states, cities and other geographic regions have taken preventative or protective actions in response, such as closures or other restrictions on the conduct of business operations of manufacturers, suppliers and vendors, which, combined with geopolitical tensions, are creating disruption in global supply chains. The increased global demand on shipping and transport services has and may cause us to experience delays in the future, which could impact our ability to obtain materials or build our greenhouses in a timely manner. For example, the COVID-19 pandemic resulted in supply chain disruptions related to the construction of our Berea salad greens facility and Richmond tomato facility, and we are currently assessing any long-term effects on our ability to build our greenhouses in a timely manner. These factors could otherwise disrupt our operations and could negatively impact our business, financial condition and results of operations.

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

We have only recently commenced our third harvest, which makes it difficult to forecast future results of operations.
Our first CEA facility in Morehead, Kentucky partially opened in October 2020, marking the beginning of our first growing season. AppHarvest Morehead was completed in March 2021 and we concluded our first growing season in August 2021. We completed planting our second crop in September 2021, the harvest of the new crop commenced in the fourth quarter of 2021 and we completed our second harvest at the end of July 2022. In November 2022, we commenced our third harvest. As a result, our ability to accurately forecast future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. In future periods, net sales growth could slow or net sales could decline for a number of reasons, including plant diseases or pest infestations, slowing demand for our products, increasing competition, a decrease in the growth of the overall market, or our failure, for any reason, to take advantage of growth opportunities. For example, the impact to our second season yield by the plant health issue ended up higher than our original forecast of 10% to 15%, as we removed some extra rows in the affected area out of an abundance of caution and curtailed our second growing season. If our assumptions regarding these risks and uncertainties and future net sales growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Our AppHarvest Berea farm is subject to lease obligations that may restrict our ability to operate our business.

On December 23, 2022, we sold approximately 40 acres of land located in Berea, Kentucky and the Berea salad greens facility situated thereon to Mastronardi Berea LLC, and, concurrently, we, as tenant, and Mastronardi Berea LLC, as landlord, entered into the Berea Lease for an initial term of 10 years, with four renewal options of five years each, subject to the conditions set forth in the Berea Lease. A failure to make scheduled lease payments, or a breach of any of the other covenants related to the Sale-Leaseback Transaction could result in a default thereunder, which could allow Mastronardi Berea LLC to take possession of AppHarvest Berea. If we lost possession of AppHarvest Berea, our business, results of operations and financial condition could be materially adversely affected.

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

With respect to our products that are distributed by Mastronardi, Mastronardi controls the packaging, branding and marketing of these products. Although Mastronardi has agreed to use its best efforts to include the AppHarvest name and branding on our products, it is under no obligation to do so if such inclusion would conflict with instructions from a Mastronardi customer for the products or Mastronardi believes that we have suffered material impairment to our reputation or any of our brands. If Mastronardi does not include prominent AppHarvest branding on the packaging of our products we distribute, or if Mastronardi fails to effectively market our products, this could hamper our efforts to establish and grow our brand and reputation.

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

We also have no control over our products once Mastronardi or any other distributor takes possession of them. Distributors or consumers may store our products under conditions and for periods of time inconsistent with the USDA, U.S. Food and Drug Administration (the “FDA”), and other governmental guidelines, which may adversely affect the quality and safety of our products.

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

We may choose to expand our current business by acquiring additional businesses or technologies in the future. Acquisitions involve many risks, including the following:

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

The occurrence of any of these risks could have an adverse effect on our business operations and financial results. For example, in the fourth quarter of 2021, we incurred an after tax expense of $59.7 million related to the full impairment of the goodwill and definite lived technology intangibles acquired with Root AI. For example, we recently temporarily paused development of CEA technology solutions with resumption of development contingent upon financing to prioritize our core operations, which resulted in additional charges of $1.1 million related to impairment of fixed assets, as well as severance and other charges. In addition, we may only be able to conduct limited due diligence on an acquired company’s operations. Following an acquisition, we may be subject to unforeseen liabilities arising from an acquired company’s past or present operations and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any unforeseen liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition.

Changes in existing laws or regulations, or the adoption of new laws or regulations, may increase our costs and otherwise adversely affect our business, results of operations and financial condition.

The manufacture and marketing of food products is highly regulated. We and our suppliers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality, and safety of our products, as well as the health and safety of our employees and/or independent contractors the protection of the environment.

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

We use or plan to use computers, software and technology in substantially all aspects of our business operations. We build and operate robotics which rely on these technologies. Our employees and/or independent contractors also use or plan to use mobile devices, social networking and other online activities to connect with team members, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Cybersecurity incidents are increasing rapidly in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks, and increased with the shift toward remote or hybrid work environments as a result of the COVID-19 pandemic. Furthermore, cyber-attacks may potentially occur as a result of the ongoing conflict between Russia and Ukraine. Our business involves sensitive information and intellectual property, including know-how, private information about team members and financial and strategic information about us and our business partners.

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

We own trademarks and other proprietary rights that are important to our business, including our principal trademark, APPHARVEST. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to consumers. We believe that the protection of our trademarks, copyrights and domain names is important to our success. We have also invested a significant amount of money in establishing and promoting our trademarked brand. In connection with our acquisition of Root AI, (now AppHarvest Technology, Inc.), we acquired nine U.S. patent applications, which, if issued, are expected to expire in 2039 to 2041, without taking into account any possible patent term adjustment. We also rely on unpatented proprietary expertise and copyright protection to develop and maintain our competitive position. Our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property, including patents, trademarks, and copyrights.

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

We applied for and received various government grants and incentives in connection with building AppHarvest Morehead, and we may in the future apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support sustainable agriculture. Our ability to obtain funds or qualify for incentives from government or other sources is subject to availability of funds under applicable programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining or qualifying for any of these additional grants, loans and other incentives, and failure to obtain or qualify for these grants, loans and other incentives could have a negative effect on our operating costs and ability to open additional greenhouses.

If our estimates or judgments relating to our critical accounting estimates prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes appearing elsewhere in this Annual Report. We base our estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of net sales and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the useful lives of fixed assets, the valuation of instruments issued for financing and stock-based compensation, and income taxes, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our securities.

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

Risks Related to Our Indebtedness

Our existing indebtedness could adversely affect our financial condition, results of operation and business growth.

As of December 31, 2022, we had aggregate outstanding indebtedness of approximately$184.2 million, of which approximately $3.8 million matures in 2023 and approximately $70.0 million matures in 2024. Our indebtedness could affect our operations in many ways, including:

•limiting management’s discretion in operating our business and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•limiting funds otherwise available for financing our capital expenditures and pursuing our growth strategies by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;

•making it more difficult for us to satisfy our financial obligations under our debt and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•limiting our ability to access the capital markets to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness;

•increasing our vulnerability to downturns and adverse developments in our business, our industry or the general economy and restrict us from exploiting business opportunities or making acquisitions;

•making us vulnerable to rising interest rates as certain of our indebtedness may vary with prevailing interest rates; and

•placing us at a competitive disadvantage relative to competitors with lower levels of indebtedness or less restrictive terms governing their indebtedness.

In addition, a portion of our indebtedness bears interest at fluctuating interest rates, some of which uses London Interbank Offering Rate (“LIBOR”), as a benchmark for establishing the rate. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, stopped publishing one week and 2 month U.S. Dollar, or USD, LIBOR rates after 2021 with remaining USD LIBOR rates ceasing to be published after June 30, 2023. In the United States, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury 45 securities, as an alternative to LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. The consequences of these developments cannot be entirely predicted, but may include an increase in the cost of our variable rate indebtedness, which may have an adverse effect on our financial condition, operating results or cash flows.

We may not be able to generate sufficient cash to service our debt and other contractual obligations and may be forced to take other actions to satisfy our debt and other obligations, which may not be successful.

Our ability to make scheduled payments on or to refinance or restructure our debt and other obligations and to fund planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and our financial condition and on our operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt and other obligations.

If our cash flows and capital resources are insufficient to fund our debt service and other obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our debt service and other obligations. If our operating results and available cash are insufficient to meet our debt service and other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service or other obligations then due.

Certain of our debt obligations contain covenants that are subject to interpretation. Although we do not believe we are in breach of any such covenants, if a creditor under any such debt obligations decides to declare a breach of any such covenant, then such creditor could exercise its rights under the applicable debt obligations, which will trigger cross-defaults in other debt obligations. Such actions by creditors could require repayment of our debt before maturity, and we cannot assure you that we will be able to meet such repayment obligations.

Risks Related to Ownership of Our Securities

If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our Common Stock and the market price of our Common Stock could decrease.

On January 11, 2023, we received a letter from Nasdaq, notifying us that, for the previous 30 consecutive business day periods prior to the date of the letter, the closing bid price for our Common Stock was below $1.00. In accordance with Nasdaq
Listing Rule 5810(c)(3)(A) we have been provided an initial period of 180 calendar days, or until July 10, 2023, to regain compliance with Nasdaq’s bid price requirement. If, at any time before July 10, 2023, the bid price for our Common Stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless Nasdaq staff exercised its discretion to extend this 10-day period pursuant to Nasdaq rules.
On January 26, 2023, as a result of our Common Stock trading over $1.00 for 10 consecutive business days, we received a notice from the Nasdaq Listing Qualifications Office indicating that we regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1).

There can be no assurance that we will maintain compliance with the requirements for listing our Common Stock on
Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our Common Stock would be subject to delisting.
A delisting of our Common Stock could negatively impact us by, among other things, reducing the liquidity and market price of our Common Stock; reducing the number of investors willing to hold or acquire our Common Stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

“Penny stock” rules may make buying or selling our securities difficult which may make our Common Stock less liquid and make it harder for investors to buy and sell our securities.

Trading in our securities is subject to the “penny stock” rules of the SEC and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

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
At December 31, 2022, there were 13,241,617 warrants to purchase Common Stock outstanding, consisting of 12,190,548 public warrants (“Public Warrants”) and 1,051,069 private warrants (“Private Warrants” and together with Public Warrants, “Warrants”). The Private Warrants are held by the Novus initial stockholders. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. As further outlined in the Notes to our consolidated financial statements, the Private Warrants are classified as a liability and remeasured at fair value at each reporting date. The change in fair value of our Private Warrants is the result of changes in stock price and the number of Warrants outstanding at each reporting period. The change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding Private Warrants issued in connection with Novus’s IPO. Significant changes in our stock price or number of Private Warrants outstanding may adversely affect our net income (loss) in our consolidated statements operations.

Concentration of ownership among our executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2022, our affiliates, executive officers, directors and their respective affiliates as a group beneficially owned approximately 23.5% of our outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, appointment and removal of officers, any amendment of the amended and restated certificate of incorporation and approval of mergers and other business combination transactions requiring stockholder approval, including proposed transactions that would result in our stockholders receiving a premium price for their shares and other significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Because our stock price has and will likely continue to be highly volatile, the market price for our Common Stock may be lower or more volatile than expected.

Our stock price has been highly volatile. From December 1, 2022 through January 30, 2023, the closing sale price of our Common Stock has been as low as $0.47 per share and as high as $2.64 per share. This extreme stock price volatility has been accompanied by extremely high trading volume in our Common Stock in comparison to historical experience. During this period, the average daily trading volume of our Common Stock has been approximately 3.2 million shares and on January 12, 2023, our trading volume exceeded 11.8 million shares.

The extreme increase in trading volume and volatility has not necessarily correlated to the company’s announcement of material developments and often appears unrelated to changes in actual or expected operating performance. Purchases or sales of large quantities of our stock, including the establishment and/or closing of significant short positions in our stock could have an unusual or adverse effect on our market price. Market fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. Abnormal trading activity, including activity that is considered market manipulation, can lead to irrational and/or temporary movements in the price of our Common Stock, which, in turn, may increase its risk and volatility. We cannot predict the actions of market participants and therefore, can offer no assurances that the market for our Common Stock will be stable or appreciate over time.

The market price of our Common Stock may be influenced by many factors, including:

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
•regulatory or legal developments;
•changes in general market, economic, and political conditions, as well as uncertainty resulting from the COVID-19 pandemic, geopolitical tensions, and other macroeconomic conditions;
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

Future sales of our Common Stock into the public market could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

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

February 14, 2023, the Public Offering closed, and we issued and sold 40,000,000 shares of Common Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Public Offering.” In addition, we have filed a registration statement on Form S-8 under the Securities Act registering the issuance of approximately 17.4 million shares of Common Stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements, exercise of options and settlement of restricted stock units.

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

You will be diluted by any exercises of outstanding Warrants and outstanding options, as well as settlement of outstanding restricted stock units, and/or the sale and issuance of our Common Stock pursuant to the Purchase Agreement with B. Riley Principal Capital, or the ATM Agreement with Cowen. In addition, we may issue additional shares of Common Stock or other equity securities convertible into Common Stock without your approval, which would dilute your ownership interests and may depress the market price of the Common Stock.

As of December 31, 2022, we had 13,241,617 Warrants, 1,854,661 options, and 4,052,327 restricted stock units outstanding. The exercise of such Warrants or options, and the settlement of such restricted stock units, will result in dilution of your investment and could negatively impact the market price of our Common Stock.

On December 15, 2021, we entered into the Purchase Agreement with B. Riley Principal Capital pursuant to which B. Riley Principal Capital committed to purchase up to $100 million of our Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement. See Note 15 - Shareholders' Equity to our consolidated financial statements for additional information. For the year-ended December 31, 2022, we sold 3,509,685 shares of our Common Stock under the Purchase Agreement. The shares of our Common Stock that were and may be issued under the Purchase Agreement were and may be sold by us to B. Riley Principal Capital at our discretion from time to time over an approximately 24-month commencing on the Commencement Date, as defined in the Purchase Agreement. We may ultimately decide to sell more or all, of the shares of our Common Stock that may be available for us to sell to B. Riley Principal Capital pursuant to the Purchase Agreement. The purchase price for the shares that we sold and may sell to B. Riley Principal Capital under the Purchase Agreement will fluctuate based on the price of our Common Stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our Common Stock to fall.

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

On August 3, 2022, we entered into the ATM Agreement with Cowen, pursuant to which we may offer and sell, from time to time, through Cowen, shares of common stock, having an aggregate offering price up to $100 million. See Note 15 - Shareholders' Equity for additional information.

On February 9, 2023, we entered into the Underwriting Agreement with Cowen and Company, LLC, as representative of the several underwriters named therein, relating to the Public Offering of 40,000,000 shares of our Common Stock, at a price to the public of $1.00 per share. In addition, pursuant to the Underwriting Agreement, we granted the underwriters the Overallotment Option to purchase up to 6,000,000 additional shares of Common Stock. On February 14, 2023, the Public Offering closed, and we issued and sold 40,000,000 shares of Common Stock and on February 24, 2023, we issued an additional 6,000,000 shares under the Overallotment Option. The net proceeds from the Public Offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $43.1 million, including the $6.0 million from the Overallotment Option.

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

Our success and future growth depend largely upon the continued services of our executive officers as well as other key employees. These executives and key employees have been primarily responsible for determining the strategic direction of the business and executing our growth strategy and are integral to our brand, culture and reputation with distributors and others in the industry. Reduction in force actions, such as the cost-saving measures taken in fiscal 2022, could result in difficulty in rehiring capable employees to refill the positions eliminated as needed once business recovers. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. The loss of one or more of executive officers, or the failure by the executive team to effectively work with employees and lead the company, could harm our business.

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

We are a “smaller reporting company” and have elected to comply with reduced public company reporting requirements, which could make our Common Stock less attractive to investors.

Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting Common Stock held by non-affiliates was less than $560.0 million measured on the last business day of our second fiscal quarter, we qualify again as a “smaller reporting company” as defined in the Exchange Act. Accordingly, we may provide less public disclosure than larger public companies, including the inclusion of only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure. We are also no longer required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our Common Stock less attractive as a result of our reliance on these exemptions. If some investors find our Common Stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our Common Stock and the market price for our Common Stock may be more volatile.

We have a significant amount of long-lived assets, which are assessed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In addition, we may never realize the full value of our long-lived assets, causing us to record material impairment charges.

We are required to assess our long-lived assets, principally property and equipment, for impairment if conditions indicate that an impairment may have occurred. As more fully described in Notes 2 and 7 to the consolidated financial statements, during 2022, we recorded impairment losses for certain long-lived assets. We evaluated our long-lived assets for recoverability after identifying indicators of impairment at December 31, 2022, and determined that certain assets were not recoverable and were impaired. As a result, the Company recognized a $50.1 million impairment loss at December 31, 2022, which is the amount by which the carrying value exceeded the fair value of these assets. This is in addition to the $1.1 million impairment related to the restructuring of Root AI as discussed in Note 4 - Restructuring.

The high-tech greenhouse agriculture business is extremely capital-intensive. Future impairment of long-lived assets could be recorded in results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond our control. There can be no assurance that a material impairment charge of long-lived assets will be avoided. We can provide no assurance that a material impairment loss of long-lived assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of our liquidity profile. Such impairment charges could have a material adverse effect on our business, results of operations and financial condition.

Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the U.S. Internal Revenue Service (the “IRS”) with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) has already modified certain provisions of the Tax Act. Recently, the United States passed the Inflation Reduction Act, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. Such tax law changes could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to any newly enacted federal tax legislation.

While it is too early to assess the overall impact of these changes, as these and other tax laws and related regulations are revised, enacted, and implemented, our financial condition, results of operations, and cash flows could have a material adverse impact.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $224.2 million.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have corporate offices in Lexington, Kentucky. Our facilities are used to support our operations and are currently suitable and adequate for the conduct of our business. We primarily own such facilities with the exception of our corporate offices in Lexington, Kentucky, and AppHarvest Berea. The following table sets fort the location and size of our owned and leased facilities as of December 31, 2022:

Type	Location	Owned/Leased	Approximate Size[1]
Corporate offices	Lexington, Kentucky	Leased	22,000 sqft
AppHarvest Morehead	Morehead, Kentucky	Owned	366 acres
AppHarvest Berea	Berea, Kentucky	Leased	40 acres
AppHarvest Richmond	Richmond, Kentucky	Owned	252 acres
AppHarvest Somerset	Somerset, Kentucky	Owned	173 acres
AppHarvest Morehead North	Morehead, Kentucky	Owned	200 acres

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

Part II
Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock and Warrants are traded on The Nasdaq Stock Market LLC under the symbols “APPH” and “APPHW”, respectively.

Holders of Common Stock

As of December 31, 2022, we had 63 holders of record of our Common Stock and 11 holders of record of our separately traded Warrants. This number does not reflect the beneficial holders of our securities who hold shares in street name through brokerage accounts or other nominees.

Dividends

We have never declared or paid any cash dividends on our Common Stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our Common Stock. Any future determination to pay dividends will be at the discretion of our Board and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that OUR Board considers relevant.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
10/01/2022-10/31/2022	10,203	$1.84	—	—
11/01/2022-11/30/2022	12,728	1.55	—	—
12/01/2022-12/31/2022	11,659	0.76	—	—

1A total of 34,590 shares of Common Stock were repurchased in the fourth quarter of 2022 related to shares withheld to satisfy employee tax withholding obligations in association with the vesting of restricted stock units. These shares were not repurchased as part of a publicly announced plan or program.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this Annual Report on Form 10-K.
Overview
We were founded on January 19, 2018 as AppHarvest Operations, Inc. (f/k/a AppHarvest, Inc. “Legacy AppHarvest”), a Delaware public benefit corporation. Together with our subsidiaries, we are a sustainable food company in Appalachia developing and operating some of the world’s largest high-tech indoor farms with robotics and artificial intelligence to build a reliable, climate-resilient food system. Our farms are designed to grow produce using sunshine, rainwater and up to 90% less water than open-field growing, all while producing yields up to 30 times that of traditional agriculture and preventing pollution from agricultural runoff. We combine conventional agricultural techniques with cutting-edge technology, including artificial intelligence and robotics, to improve access to nutritious food, while farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.

Prior to October 2020, our operations were limited to the “start-up” concerns of organizing and staffing, business planning, raising capital, and acquiring and developing properties for CEA. In October 2020, we partially opened AppHarvest Morehead. We harvested our first crop of beefsteak tomatoes and tomatoes on the vine in January 2021 and March 2021, respectively. In May 2021, we opened production of the full 60 acres at AppHarvest Morehead, and in November 2022 began harvesting snacking tomatoes.

In October 2022, we began shipping salad greens from AppHarvest Berea and harvesting the first strawberries from AppHarvest Somerset. AppHarvest Somerset will primarily grow strawberries, and is expected to seasonally grow cucumbers. Half of AppHarvest Richmond was planted in December 2022 and began commercial shipments in January 2023.

AppHarvest Morehead North, which is adjacent to AppHarvest Morehead, commenced construction in June 2021 and is intended to grow salad greens. We have indefinitely paused the development of the 10-acre Morehead salad greens facility, with resumption of construction contingent upon financing.

The high-tech greenhouse agriculture business is extremely capital-intensive and we expect to expend significant resources to complete the build-out of facilities under construction, to build out and start up our new CEA facilities and continue harvesting existing crops and plant and harvest new crops. These expenditures are expected to include working capital, costs of acquiring and building out new facilities, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting, developing and retaining a skilled labor force, including local labor. In addition, other unanticipated costs may arise due to the unique nature of these CEA facilities and increased production in our new operating facilities at full capacity.

Going Concern

We have incurred net losses of $176.6 million and $166.2 million during the years ended December 31, 2022 and December 31, 2021, respectively. We believe we will continue to incur net losses for the foreseeable future as we continue to invest in world-class technology to increase production and commercial sales of our products. We generated negative cash flows from operations of $86.1 million and $103.9 million during the years ended December 31, 2022 and December 31, 2021, respectively. There is no guarantee when, if ever, we will become profitable. In addition, debt service requirements and our plans to continue to invest in the build-out and start-up of our new and future CEA facilities, including AppHarvest Berea, Richmond tomato facility and Somerset facility, will have an adverse impact on our liquidity.

As of December 31, 2022, we had $54.3 million of cash on hand, and an accumulated deficit of $364.0 million. We continue to take actions to maintain appropriate levels of liquidity. In October 2022, we entered into a $30.0 million note and loan agreement with Mastronardi Produce-USA, Inc. (“Mastronardi USA”) and received $15.0 million upon execution followed by another $15 million in November 2022. In November 2022, we initiated a third restructuring plan to further reduce operating costs and our losses. In December 2022, we repaid the $30.0 million note and accumulated interest after entering into the Berea Sale-Leaseback Transaction, which provided us with net proceeds of $57.5 million (of which $22.5 million was required to be set aside for construction costs for AppHarvest Richmond). In addition, on February 14, 2023, the Public Offering closed, and we issued and sold 40,000,000 shares of Common Stock, and on February 24, 2023, the Overallotment Option closed, and we issued and sold 6,000,000 shares of Common Stock. The net proceeds from the Public Offering, and Overallotment Option, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $42.9 million. Despite these actions, we believe there is substantial doubt about our ability to continue as a going concern and absent additional sources of financing, we expect that our existing cash and cash equivalents will only allow us to continue our planned operations into the fourth quarter of 2023. Investors should read the section below titled Liquidity and Capital Resources for additional information regarding our financial condition and ability to continue operations.

Basis of Presentation

Currently, we conduct business through one operating segment. We began generating sales during the first quarter of 2021 and conduct our operations solely in the United States.

For more information about our basis of presentation, refer to Note 1 - Description of Business to our consolidated financial statements included elsewhere in this Annual Report.

ESG

AppHarvest is both a public benefit corporation (“PBC”) and a Certified B Corporation because we believe in collective benefit over individual gain. We believe growing healthy fruits and vegetables are good business, and new technologies can deliver cleaner produce with safer growing methods, which we believe benefits all stakeholders. We are all in this together, for good.

PBCs are for-profit corporations and, under Delaware law, our directors have a duty to balance the financial interests of stockholders, the best interests of those materially affected by our conduct (including our stockholders, employees, communities, customers and suppliers), and the specific public benefits identified in our second amended and restated certificate of incorporation (the “amended and restated certificate of incorporation”) when making decisions. Our amended and restated certificate of incorporation includes three specific public benefit goals:

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

While our PBC charter-specific goals broadly relate to our corporate purpose and inform all other ESG efforts, our materiality assessment (which was guided by Sustainability Accounting Standards Board standards, now a resource of the International Financial Reporting Standards Foundation (the “IFRS Foundation”), the United Nation’s Sustainable Development Goals and the B Impact Assessment from B Lab) and B Corporation assessment will inform our specific ESG strategies. Our ESG key performance indicators (“KPIs”) will align with our material issues to measure our progress. Our first full year of operations ending on December 31, 2021 served as our baseline year for reporting ESG KPIs.

More information on our key ESG programs, goals and commitments, and key metrics can be found in our 2021 sustainability report, which is available on our website https://www.appharvest.com/. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this Annual Report.

While we believe all of our ESG goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there is no guarantee or promise that they will be met or that they will not hinder financial or operational performance.

Recent Developments

Nasdaq Notice

On January 11, 2023, we received a letter from Nasdaq, notifying us that, for the previous 30 consecutive business day periods prior to the date of the letter, the closing bid price for our Common Stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until July 10, 2023, to regain compliance with Nasdaq’s bid price requirement. If, at any time before July 10, 2023, the bid price for our Common Stock closed at $1.00 or more for a minimum of 10 consecutive business days, we would regain compliance with the bid price requirement, unless Nasdaq staff exercised its discretion to extend this 10-day period pursuant to Nasdaq rules.

On January 26, 2023, as a result of our Common Stock trading over $1.00 for 10 consecutive business days, we received a notice from the Nasdaq Listing Qualifications Office indicating that we regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1).

Public Offering

On February 9, 2023, we entered into the Underwriting Agreement with Cowen and Company, LLC, as representative of the several underwriters named therein, relating to the Public Offering of 40,000,000 shares of our Common Stock, at a price to the public of $1.00 per share. On February 14, 2023, the Public Offering closed and we issued and sold 40,000,000 shares of Common Stock to the underwriters.

In addition, pursuant to the Underwriting Agreement, we granted the underwriters the Overallotment Option to purchase up to 6,000,000 additional shares of Common Stock. The underwriter exercised the Overallotment Option on February 22, 2023, to purchase 6,000,000 shares of Common Stock and on February 24, 2023, we issued the 6,000,000 shares under the Overallotment Option. The net proceeds from the Public Offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $42.9 million, including the $6.0 million from the Overallotment Option.
Factors Affecting Our Financial Condition and Results of Operations
We have expended, and expect to continue to expend, substantial resources as we:
•continue the build-out and start-up of AppHarvest Richmond and invest in additional CEA facilities in the future;

•finalize construction of Berea salad greens facility and Somerset facility;

•continue our third growing season at AppHarvest Morehead, which began during the third quarter of 2022, and plant and harvest new crops at AppHarvest Berea, AppHarvest Richmond, and AppHarvest Somerset, including future growing seasons;
•fulfill our obligations under the Purchase and Marketing Agreement with Mastronardi;
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
Business Combination and Public Company Costs
On January 29, 2021, we consummated the Business Combination. Upon consummation of the Business Combination and the closing of the concurrent private placement of the 37,500 shares of our Common Stock (the “PIPE”), the most significant change in our reported financial position and results of operations was an increase in cash and cash equivalents of approximately $435.2 million, including $375.0 million in gross proceeds from the PIPE.

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

Key Components of Statement of Operations

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with United States GAAP, we use certain non-GAAP measures, such as Adjusted EBITDA and Adjusted gross loss, to understand and evaluate our core operating performance. We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense or benefit, depreciation and amortization, adjusted to exclude: stock-based compensation expense, Business Combination transaction-related costs, restructuring and impairment costs, remeasurement of warrant liabilities, start-up costs for new CEA facilities, Root AI acquisition related costs and certain other non-core items. We define and calculate Adjusted gross profit/(loss) as gross profit/(loss) adjusted to exclude the impact of depreciation and amortization and stock-based compensation expense related to cost of goods sold. We believe these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures for trend analyses and for budgeting and planning purposes.

We believe that the use of these non-GAAP financial measures provide additional tools for investors to use in evaluating operating results and trends. Other similar companies may present different non-GAAP measures or calculate similar non-GAAP measures differently. Management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses that are required to be presented in our GAAP financial statements. Because of this limitation, you should consider Adjusted EBITDA and Adjusted gross loss alongside other financial performance measures, including net loss, gross loss, and our other financial results presented in accordance with GAAP.

Net sales

Substantially all of our net sales in 2022 and 2021 were generated from the sale of tomatoes, and to a lesser extent salad greens and strawberries, under an agreement with one customer, Mastronardi. Net sales include revenues earned from the sale of our products, less commissions, shipping, distribution and other costs incurred as defined in our customer agreements.

Cost of Goods Sold

Cost of goods sold (COGS) consists of expenses incurred related to the production of inventory sold to customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2022 and December 31, 2021 consisted of payroll and payroll related expenses, stock-based compensation, professional services and legal fees, licenses and registration fees, insurance, depreciation, rent and various other personnel and office related costs. SG&A also includes start-up expenses related to pre-commencement commercial activities for tomatoes on the vine at AppHarvest Morehead in 2021 and new CEA facilities which were under construction and ramping up operations in 2022.

Goodwill and Intangible Impairment

There was no impairment related to goodwill or other intangibles during the year ended December 31, 2022.

During the year ended December 31, 2021, we recorded goodwill impairment expense and other intangible impairment expense of $59.9 million, for a non-cash charge of $59.7 million, net of tax of $0.2 million, to fully impair the carrying value of goodwill and definite lived intangible assets included in our acquisition of Root AI. The impairment reflected current market valuations and strategic investment requirements as we continue to develop commercial technologies through AppHarvest Technology, Inc.

Fixed Asset Impairment

During the year ended December 31, 2022, we recorded a fixed asset impairment charge of $50.1 million to reduce the book value of our CEA facilities, and machinery and equipment therein, to an estimated fair value.

Interest Expense

Interest expense for the year ended December 31, 2022 primarily relates to long-term debt to help finance the construction of our CEA facilities and has been capitalized as a component of the cost of those facilities. Interest expense from related parties for the year ended December 31, 2021 primarily relates to the finance lease and financing obligation for AppHarvest Morehead which were settled upon purchase of Morehead Farm on March 1, 2021 and the convertible note that was converted to Common Stock upon completion of the Business Combination on January 29, 2021. Note 10 - Debt to our consolidated financial statements included elsewhere in this Annual Report.
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table sets forth our historical operating results for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change
(Dollars in thousands)
Net sales	$14,592	$9,050	$5,542
Cost of goods sold	56,995	41,938	15,057
Gross loss	(42,403)	(32,888)	(9,515)
Operating expenses:
Selling, general and administrative expenses	81,266	107,245	(25,979)
Goodwill and other intangible asset impairment	—	59,901	(59,901)
Fixed asset impairment	50,101	—	50,101
Total operating expenses:	131,367	167,146	(35,779)
Loss from operations	(173,770)	(200,034)	26,264
Other income (expense):
Interest expense from related parties	—	(658)	658
Change in fair value of Private Warrants	111	35,047	(34,936)
Other	(480)	448	(928)
Loss before income taxes	(174,139)	(165,197)	(8,942)
Income tax expense	(2,507)	(989)	(1,518)
Net loss	$(176,646)	$(166,186)	$(10,460)

Reconciliation of GAAP to Non-GAAP
The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Year Ended December 31,
	2022	2021	$ Change
(Dollars in thousands)
Net loss	$(176,646)	$(166,186)	$(10,460)
Interest expense from related parties	—	658	(658)
Interest income	(769)	(277)	(492)
Income tax expense	2,507	989	1,518
Depreciation and amortization expense	16,354	10,794	5,560
EBITDA	(158,554)	(154,022)	(4,532)
Fixed asset impairment	50,101	—	50,101
Goodwill and other intangible asset impairment	—	59,901	(59,901)
Change in fair value of Private Warrants	(111)	(35,047)	34,936
Stock-based compensation expense	26,918	40,910	(13,992)
Issuance of common stock for commitment shares	—	1,006	(1,006)
Transaction success bonus on completion of Business Combination	—	1,500	(1,500)
Start-up costs for new CEA facilities(1)	2,873	—	2,873
Restructuring and Root AI fixed asset impairment costs	5,529	946	4,583
Business Combination transaction costs	—	13,883	(13,883)
Berea sale leaseback transaction costs	1,225	—	1,225
Root AI Acquisition costs	—	1,032	(1,032)
Adjusted EBITDA	$(72,019)	$(69,891)	$(2,128)
The following table presents a reconciliation of gross loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted gross loss:

	Year Ended December 31,
	2022	2021	$ Change
(Dollars in thousands)
Net sales	$14,592	$9,050	$5,542
Cost of goods sold	56,995	41,938	15,057
Gross loss	(42,403)	(32,888)	(9,515)
Depreciation and amortization	12,072	8,310	3,763
Stock-based compensation expense	666	1,880	(1,214)
Adjusted gross loss	(29,665)	(22,698)	(6,967)

The following sections discuss and analyze the changes in the significant line items in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Net Sales
Net sales for the year ended December 31, 2022 were $14.6 million compared to $9.1 million for the prior year. The increase of $5.5 million, or 61%, was due to higher tomato sales prices, and the introduction of strawberries and salad greens to our portfolio of Products during the year ended December 31, 2022. These increases were offset by mitigation efforts related to the plant health issue at AppHarvest Morehead, which led us to remove some extra rows in the affected area out of an abundance of caution and re-plant with new seedlings, and active pests at AppHarvest Somerset which impacted approximately half of our strawberry plants. We replanted approximately half of the effected portion with strawberries, and will be using the remaining impacted section to test cucumber packaging equipment and harvesting capabilities ahead of the cucumber season.

We expect the strawberry pest issue to create headwinds for the remainder of the strawberry season as we navigate our first season at AppHarvest Somerset. In comparison, net sales for the year December 31, 2021 were adversely impacted by labor and productivity investments associated with the training and development of the new workforce at AppHarvest Morehead and low market prices for tomatoes through the end of the first harvest, which rebounded in the fourth quarter.

Cost of Goods Sold

COGS for the year ended December 31, 2022 was $57.0 million compared to $41.9 million for the prior year. The increase of $15.1 million, or 36%, was due to increased sales with Morehead being fully operational during the year ended December 31, 2022, as compared to the phased launch during the year ended December 31, 2021, as well as increased overhead and material costs associated with starting operations at AppHarvest Berea and AppHarvest Somerset.
Selling, General, and Administrative Expenses

SG&A for the year ended December 31, 2022 was $81.3 million compared to $107.2 million for the prior year. The decrease of $26.0 million, or 24%, was primarily due to reduction in stock compensation expense of $14.0 million for the year ended December 31, 2022, lower salaries and wages due to restructuring initiatives, and decreased professional fees, partially offset by new facility start up costs. SG&A for the year ended December 31, 2022 also includes $1.1 million of fixed asset impairment costs associated with the restructuring of Root AI.

Goodwill and Intangible Asset Impairment

During the year ended December 31, 2021, we recorded a non-cash charge of $59.7 million, net of tax of $0.2 million, to fully impair the carrying value of goodwill and definite-lived intangible assets included in the acquisition of Root AI. We did not incur any impairment related to goodwill or intangible assets in the year ended December 31, 2022.

Fixed Asset Impairment

During the year ended December 31, 2022, we recorded a non-cash fixed asset impairment charge of $50.1 million to reduce the carrying value of certain long-lived assets to an estimated fair value. There were no fixed asset impairment charges recognized during the year ended December 31, 2021. See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report, as well as Critical Accounting Estimates within this section, for more information regarding this impairment charge.

Interest Expense

Interest expense for the year ended December 31, 2022 and December 31, 2021 was incurred on long-term debt used to help finance the construction of our CEA facilities and has been capitalized as a component of the cost of those facilities. Interest expense from related parties for the year-ended December 31, 2021 primarily relates to the finance lease and financing obligation for AppHarvest Morehead which were settled upon purchase of Morehead Farm on March 1, 2021, and the convertible note that was converted to Common Stock upon completion of the Business Combination on January 29, 2021.

Other

Other expense for the years ending December 31, 2022, and 2021, was primarily attributable to foreign exchange currency (losses)/gains.
Income Taxes
Our effective income tax rate was (1.4)% for the year ended December 31, 2022 compared to (0.6)% for the prior year. The variance from the U.S. federal statutory rate of 21% for the year ended December 31, 2022 was primarily attributable to a change in our valuation allowance related to our net operating loss carryforwards, non-deductible goodwill and intangible asset impairment expense and stock-based compensation expense, offset by the non-taxable change in the private warrant valuation.
Liquidity and Capital Resources

Liquidity and Going Concern

At December 31, 2022, we had an accumulated deficit of $364.0 million. We have incurred losses and generated negative cash flows from operations since our inception in 2018. We expect to continue to incur losses and negative cash flows from operating expenses for the foreseeable future as we continue construction, build-out and start-up of our existing CEA facilities and ramp up operations and production at our new CEA facilities. In addition, our material cash requirements, as described below, will have an adverse impact on our liquidity.
Cash and cash equivalents totaled $54.3 million and $150.8 million as of December 31, 2022 and 2021, respectively. We expect that we will need additional capital to continue to fund our operations. Currently, our primary sources of liquidity are cash flows generated from the proceeds from debt and equity financings, our Berea Sale-Leaseback Transaction, our common stock purchase agreement with B. Riley Principal Capital, our at-the-market offering program (the “ATM”) with Cowen, the Public Offering and revenues from the sale of our tomatoes, salad greens and strawberries. Based on our current operating plan, we plan to rely on the remaining availability of $97.6 million under our ATM pursuant to which we may offer and sell, from time to time, shares of Common Stock, and our ability to sell an additional approximately 16.4 million shares of our Common Stock to B. Riley Principal Capital, pursuant and subject to the limitations of the Purchase Agreement. However, our ability to use these sources of capital is dependent on a number of factors, including the prevailing market price of and the volume of trading in our Common Stock. The current volatility in the equity markets, coupled with the trading price of our Common Stock, create additional challenges to raising a sufficient amount of capital through equity financing in the near term.

We will need to raise additional funds in order to operate our business, meet obligations as they become due and continue the ongoing construction, build-out and start-up of our CEA facilities. We are pursuing additional financing alternatives, which include third-party equity or debt financing, or other sources, such as strategic relationships and other transactions with third parties, that may or may not include business combination transactions. However, financing may not be available to us in the necessary time frame, in amounts that we require, on terms that are acceptable to us, or at all. If we are unable to raise the necessary funds when needed, it may materially and adversely impact our ability to execute on our operating plans, and the construction, build-out and start-up of our future CEA facilities could be delayed, scaled back, or abandoned. These factors raise substantial doubt about our ability to continue as a going concern. In the absence of additional sources of financing, we expect that our existing cash and cash equivalents will only allow us to continue our planned operations into the fourth quarter of 2023.

Material Cash Requirements

Cash requirements for the next twelve months are expected to consist primarily of our current payroll, working capital requirements, planned capital expenditures, and debt service requirements. During the year ended December 31, 2022, we spent $156.8 million on capital expenditures. Although we expect to incur approximately $60 million to $65 million more in capital expenditures during the next twelve months, dependent on the continued availability of financing on acceptable terms, we have already contributed approximately $9.8 million of the capital expenditure requirements into a reserve account from the proceeds of the Sale-Leaseback Transaction. This $9.8 million is reflected in other assets on our consolidated balance sheet at December 31, 2022. As a result, the net impact to our liquidity for the remaining capital expenditures is expected to be approximately $50 million to $55 million over the next twelve months. The increase in our projected capital expenditures is due to construction delays and supply chain disruptions. This is in addition to enhancements in scope for the construction of our Berea salad greens facility, Somerset facility and Richmond facility related to automation and configuration of equipment, food safety, and office space which have expanded in size from the original scope. For risks related to delays in construction of our CEA facilities, please refer to Part II, Item 1A. Risk Factors, “Any damage to or problems with our CEA facilities or delays in land acquisition or construction, could severely impact our operations and financial condition,” and “We build CEA facilities, which may be subject to unexpected costs and delays due to reliance on third parties for construction, material delivery, supply-chains and fluctuating material prices.”

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

Public Offering

On February 9, 2023, we entered into the Underwriting Agreement with Cowen and Company, LLC, as representative of the several underwriters named therein, relating to the Public Offering of 40,000,000 shares of our Common Stock, at a price to the public of $1.00 per share. On February 14, 2023, the Public Offering closed and we issued and sold 40,000,000 shares of Common Stock to the underwriters.

In addition, pursuant to the Underwriting Agreement, we granted the underwriters the Overallotment Option to purchase up to 6,000,000 additional shares of Common Stock. The underwriters exercised the Overallotment Option on February 22, 2023, to purchase 6,000,000 shares of Common Stock and on February 24, 2023, we issued the 6,000,000 shares under the Overallotment Option. The net proceeds from the Public Offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $42.9 million, including the $6.0 million from the Overallotment Option.

At-the-Market Offering

We filed a shelf registration on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, we may
offer and sell securities having an aggregate public offering price of up to $300 million. In connection with the filing of the
Registration Statement, we also entered into the ATM Agreement with Cowen pursuant to which we may offer and sell, from time to time, through Cowen, shares of our Common Stock having an aggregate offering price of up to $100 million under the
ATM, which is included in the $300 million of securities that may be offered pursuant to the Registration Statement. We are not obligated to sell any shares under the ATM Agreement. Pursuant to the ATM Agreement, we will pay Cowen a commission of up to 3% of the aggregate proceeds from the sale of shares and reimburse certain legal fees. As of December 31, 2022, we have sold $2.4 million worth of Common Stock under the ATM for net proceeds of $2.3 million, leaving $97.6 million available to be sold.

Purchase Agreement

We have entered into the Purchase Agreement with B. Riley Principal Capital, pursuant to which we have the right to sell to B. Riley Principal Capital up to the lesser of (i) $100 million of newly issued shares of our Common Stock and (ii) the exchange cap, which is 20.1 million shares of our Common Stock (subject to certain limitations and conditions), from time to time during the 24-month term of the Purchase Agreement. Sales, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley Principal Capital under the Purchase Agreement. As of December 31,
2022, we have sold an aggregate 3.5 million shares of Common Stock, for aggregate net proceeds of $10.1 million. As of
December 31, 2022, there were 16.4 million shares reserved for future sale pursuant to the Purchase Agreement.

Debt Facilities

Mastronardi Note and Loan Agreement

On October 24, 2022, AppHarvest Berea Farm, LLC, our wholly-owned indirect subsidiary, entered into a note and loan agreement (the “Note and Loan Agreement" in the principal amount of $30.0 million (the “Note”) with Mastronardi USA. Pursuant to the Note and Loan Agreement, Mastronardi USA agreed to advance $15.0 million upon the execution of the agreement and further amounts of up to $15.0 million provided that no event of default had occurred under the Note and certain other conditions had been met. The first tranche of $15.0 million was funded on October 25, 2022, the second in November 2022. The maturity date had extension options for two successive terms of thirty days each to January 18, 2023 and February 17, 2023, respectively, subject to the satisfaction of certain conditions, including that we shall have agreed to the material terms for a sale leaseback transaction with Mastronardi USA, its affiliate or another third party. We exercised the first extension and then repaid the Note at the completion of the sale leaseback transaction with Mastronardi USA in December 2022.

GNCU Loan Agreement

On July 29, 2022, we entered into a loan agreement with Greater Nevada Credit Union (the “GNCU Loan Agreement”) for an original principal amount of $50.0 million. The GNCU Loan has a maturity of 23 years with interest-only monthly payments on the aggregate unpaid principal balance of the GNCU Loan for the first 36 months. Thereafter, we will make 239 monthly installments of principal and interest based on a 20-year amortization, with the remaining balance of principal and interest due upon maturity. The initial interest rate is fixed at 6.45% per annum for the first five years of the GNCU Loan term. Thereafter, the interest rate is subject to change every five years during the term of the GNCU Loan, based on the Federal Home Loan Bank of Des Moines 5-Year Advance Rate as of such dates, plus a 3.40% spread, with an interest rate floor of 4.75%. The proceeds of the GNCU Loan were used at closing to, in part, pay off the JPM Loan (subsequently defined) and accrued interest, of approximately $45.7 million, and to pay the closing costs, loan fees, and other costs of entering into the GNCU Loan. The GNCU Loan is recorded at cost, net of debt issuance costs of $2.6 million. The GNCU Loan required us to contribute $3.3 million to be held in an interest reserve account and $19.1 million in a project account, to be used to pay interest and the balance of project cost for AppHarvest Somerset in excess of the loan, respectively. The balance of these amounts are reflected in restricted cash in the consolidated balance sheet as of December 31, 2022.

Rabo Loan Agreement

On June 15, 2021, we entered into a master credit agreement with Rabo AgriFinance LLC for a real estate term loan in the original principal amount of $75.0 million (the “Rabo Loan”). The Rabo Loan matures on April 1, 2031, with quarterly interest payments commencing on July 1, 2021 and quarterly principal payments commencing on January 1, 2022, with the remaining balance of principal and interest due upon maturity. Payments are based on one month LIBOR plus 2.500% per annum. The Rabo Loan is collateralized by the business assets of the first Morehead CEA facility and requires compliance with financial covenants. On July 29, 2022, we obtained a waiver from Rabo AgriFinance LLC whereby we were no longer required to measure or report the current ratio for the June 30, 2022 reporting period but will begin to report the current ratio covenant compliance for the December 31, 2022, reporting period. The change aligns all measurements of material financial covenants to begin with the December 31, 2022, measurement date. In exchange, we agreed to fund an additional $2.0 million to a reserve account. At June 30, 2022, we would not have met the current ratio requirement for the Morehead CEA subsidiary. Our liability under the Rabo Loan was $71.3 million at December 31, 2022.

Equilibrium Loan Agreement

On July 23, 2021, we entered into a credit agreement with CEFF II AppHarvest Holdings, LLC, an affiliate of Equilibrium for a construction loan in the original principal amount of $91.0 million (the “Construction Loan”) for the development of a CEA facility at our property in Richmond, Kentucky (the “Project”). The Construction Loan provides monthly disbursements to fund capital costs of the Project in excess of our required equity contribution of 34.5% of the capital costs of the Project. The Construction Loan requires monthly interest payments based on drawn capital at an initial interest rate of 8.000% per annum, which will increase by 0.2% per annum, beginning two years after closing of the Construction Loan through maturity, which is expected to be July 23, 2024, with no required principal payments until maturity. On July 29, 2022, we amended the credit agreement with Equilibrium to require that we decrease the balance of the Construction Loan to $81.0 million on or prior to December 31, 2022 and further decrease the balance to $76.0 million on or prior to March 31, 2023. As of December 31, 2022, we had $66.3 million outstanding on the Construction Loan.

Berea Facility

On December 23, 2022, we entered into the Purchase Agreement with the Buyer, for the Berea Land and the Berea Property for a sale price of $125.0 million. The Buyer is a joint venture between Mastronardi, our exclusive marketing partner for all fresh fruits and vegetables grown in Kentucky and West Virginia pursuant to our Purchase and Marketing Agreement, and COFRA Holding. The purchase price was determined based on an appraisal of the Property.

The Purchase Agreement was finalized on December 27, 2022 and coincided with the Sale-Leaseback Transaction for net proceeds to us of $57.5 million, of which $22.5 million was set aside for enhancement costs for our Richmond tomato facility, after giving effect to the paydown of the Note owed to Mastronardi Produce-USA, Inc, the payment of $19.1 million in prepaid rent under the Berea Lease, the payment and holding back of amounts owed and estimated to be incurred for completion of the facility located on the Property, and transaction fees, taxes and expenses.

Concurrently with the closing of the Sale-Leaseback Transaction, we entered into the Lease. The Lease is repayable over an initial term of 10 years, with four renewal options of five years each. The total annual rent under the Lease shall initially be $9.5 million per year, and shall increase annually starting after the second lease year. We are entitled to a rent credit equal to 25% of the marketing fees received by Mastronardi prior to the third anniversary of the commencement of the Lease, with respect to products grown or produced at the facilities owned by the Company and located in Morehead, Richmond and Somerset, Kentucky. See Note 11-Commitments and Contingencies for more information about the Berea Sale-Leaseback Transaction.
Summary of Cash Flows
A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	Change
Net cash used in operating activities	$(86,129)	$(103,924)	$17,795
Net cash used in investing activities	(179,682)	(315,409)	135,727
Net cash provided by financing activities	168,032	573,734	(405,702)
Cash and cash equivalents, beginning of year	176,311	21,909	154,402
Cash and cash equivalents (including restricted cash), end of period	$78,532	$176,311	$(97,778)
Net Cash used in Operating Activities

Net cash used in operating activities was $86.1 million for the year ended December 31, 2022 compared to $103.9 million in the prior year. The decrease of $17.8 million, or 17%, reflects non-recurring material expenditures, including $13.8 million for transaction costs related to the Business Combination that were incurred in 2021 and payment of utility and hedge program deposits that were made in 2021, partially offset by increased operating expenses in 2022 related to full production at AppHarvest Morehead, and the commencement of planting and harvesting at our Somerset, Berea, and Richmond CEA facilities.

Net Cash used in Investing Activities
Net cash used in investing activities was $179.7 million for the year ended December 31, 2022 compared to $315.4 million for the prior year. The decrease of $135.7 million, or 43%, was primarily due to expenditures of $123.0 million for the purchase of AppHarvest Morehead from Equilibrium that we completed on March 1, 2021, $9.8 million for the acquisition of Root AI, and a $5.0 million investment in an unconsolidated entity in the year ended December 31, 2021. The decrease was partially offset by an increase of $5.4 million in capital expenditures related to purchases of property and equipment primarily related to construction of our Richmond, Berea, and Somerset CEA facilities and cash of $1.1 million received for our sale of the land associated with AppHarvest Berea, during the year ended December 31, 2022.
Net Cash provided by Financing Activities

Net cash provided by financing activities was $168.0 million for the year ended December 31, 2022 compared to $573.7 million for the prior year. The decrease of $405.7 million, or 71% was primarily due to the proceeds from the Business Combination of approximately $448.5 million received during the year ended December 31, 2021, which was primarily offset by the combined proceeds from the financing transaction related to the Berea Sale-Leaseback Transaction and repayments of debt in the aggregate amount of $44.2 million during the year ended December 31, 2022.
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

Long-lived Asset Impairment

Long-lived assets are assessed for recoverability when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. We assess the recoverability of long-lived assets at an individual CEA facility level, which we consider to be the lowest level for which independent identifiable cash flows are available. Indicators of impairment might include persistent negative economic trends affecting the markets we serve, recurring losses or lowered expectations of future cash flows to be generated by our CEA facilities, and declines in the market price of our long-lived assets. When necessary, the amount of impairment is determined based on the excess of carrying value over the estimated fair value of the assets. Judgment and estimation are required in assessing long-lived assets for impairment, including whether events or changes in circumstances require an impairment assessment and the determination of fair value.

At December 31, 2022 and throughout the fourth quarter, we experienced a significant decline in the market value of our Common Stock. Because our CEA facilities represent the vast majority of our net asset value and all of our future earnings potential, we viewed the decline in our market value as an indicator of long-lived asset impairment. In addition, our history of current and historical operating and cash flow losses combined with projections of operating and cash flow losses for the foreseeable future are also factors we considered. While our CEA facilities are relatively new construction and we remain optimistic on the long-term value of controlled environment agriculture to address systemic issues with food production, the decline in our market value caused us to re-assess the recoverability of our asset groups.

At December 31, 2022, we recorded a non-cash impairment charge of $50.1 million to reduce the carrying value of real and personal property associated with our CEA facilities to their estimated fair value. In estimating the fair value of the real and personal property within each asset group, we engaged valuation specialists to estimate the price that would be received to sell the asset groups in an orderly transaction between market participants. Due to the specialized nature of the CEA asset groups, the age, and significant amount of construction in progress, only the cost approach was fully developed for our asset groups. Specifically, fair value was determined by the Company’s valuation specialists using a cost-approach methodology that applied market trend factors to original cost data to arrive at an estimate of fair value. The contributory value of the land at each site was valued utilizing the sales comparison approach. The income approach was excluded as the appraised properties consist of large, specialized facilities. An investigation of the marketplace did not reveal sufficient arm’s-length lease data relating to comparable facilities from which to derive a market rent or comparable rates of return for this analysis of the real property. It would be difficult, if not totally speculative, to estimate the value of the property based on a prospective income stream given the start-up nature of the Company’s operations.

We recognized a $1.1 million impairment charge for certain technology property and equipment that will no longer be utilized following our alignment of our technology initiatives with our core farm operations.

The Company did not recognize any long-lived asset impairment charges during 2021.

Private Warrants

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

Fair Value of Common Stock — Historically, as there had been no public market for our Common Stock, the fair value of the Common Stock for stock-based awards was determined by the Board based in part on valuations of the Common Stock prepared by a third-party valuation firm. Since the closing of the Business Combination, the fair value of each share of Common Stock underlying stock-based awards and our Private Warrants is based on the closing price of our Common Stock as reported by Nasdaq on the date of the grant.

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

Expected Volatility — As we were not a public company before the closing of the Business Combination, and did not have any trading history for Common Stock, the expected volatility for the stock-based awards was based on the historical volatility of the Common Stock of comparable publicly traded companies. Since the closing of the Business Combination, our expected volatility is primarily based on the trading history for our Common Stock.

Risk-Free Interest Rate — The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury notes as of the grant date with maturities commensurate with the expected term of the awards.

Expected Dividends — The expected dividends assumption is based on the expectation of not paying dividends in the foreseeable future; therefore, we used an expected dividend yield of zero.

Assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of Private Warrants involve inherent uncertainties and the application of judgment. As a result, if factors or expected outcomes change and significantly different assumptions or estimates are used, our Private Warrant liabilities could be materially different.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AppHarvest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AppHarvest, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, incurred negative cash flows from operating activities since inception, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversite Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-lived Assets

Description of the matter	As more fully described in Notes 2 and 7 to the consolidated financial statements, during 2022, the Company recorded impairment losses for certain long-lived assets. The Company evaluated its long-lived assets for recoverability after identifying indicators of impairment at December 31, 2022, and determined that certain assets associated with the controlled environment agriculture (CEA) facilities were not recoverable and were impaired. As a result, the Company recognized a $50.1 million impairment loss at December 31, 2022, which is the amount by which the carrying value exceeded the fair value of these assets.

Auditing the valuation of the Company’s long-lived assets was complex due to the specialized nature of the CEA assets, the age, and the significant amount of construction in progress. These factors required complex judgment as to the appropriate valuation methodology and inputs to utilize. Specifically, fair value was determined by the Company’s valuation specialists using a cost-approach methodology that applied market trend factors to original cost data to arrive at an estimate of fair value. The contributory value of the land was valued utilizing the sales comparison approach.

How we addressed the matter in our audit	Our audit procedures included, among others, evaluating the identification and timing of impairment indicators and the Company’s selection of the cost approach valuation methodology. We also evaluated the reasonableness of the contributory land value and market trend factors by comparing to external data. The audit procedures involved the use of professionals with specialized skill and knowledge to assist in evaluating the valuation methodology and inputs utilized. We also tested the underlying data used by the Company and its valuation specialist in its analyses for completeness and accuracy.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Louisville, Kentucky
March 15, 2023

AppHarvest, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$54,334	$150,755
Restricted cash	24,198	25,556
Accounts receivable, net	2,786	1,575
Inventories, net	18,078	4,998
Prepaid expenses and other current assets	14,716	5,613
Total current assets	114,112	188,497
Operating lease right-of-use assets, net	2,626	5,010
Property and equipment, net	456,178	343,913
Other assets, net	22,412	16,644
Total non-current assets	481,216	365,567
Total assets	$595,328	$554,064
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,571	$8,553
Accrued expenses	21,996	15,794
Current portion of lease liabilities	514	751
Current portion of long-term debt	3,685	28,020
Other current liabilities	202	119
Total current liabilities	42,968	53,237
Long-term debt, net of current portion	180,537	102,637
Lease liabilities, net of current portion	2,628	4,938
Financing obligation	103,787	—
Deferred income tax liabilities	4,925	2,418
Private Warrant liabilities	119	1,385
Other liabilities	73	1,809
Total non-current liabilities	292,069	113,187
Total liabilities	335,037	166,424
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.0001, 10,000 shares authorized, 0 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, par value $0.0001, 750,000 shares authorized, 108,511 and 101,136 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	11	10
Additional paid-in capital	615,452	576,895
Accumulated deficit	(363,960)	(187,314)
Accumulated other comprehensive income (loss)	8,788	(1,951)
Total stockholders’ equity	260,291	387,640
Total liabilities and stockholders’ equity	$595,328	$554,064
See accompanying notes to the consolidated financial statements

AppHarvest, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year ended December 31,
	2022	2021
Net sales	$14,592	$9,050
Cost of goods sold	56,995	41,938
Gross loss	(42,403)	(32,888)
Operating expenses
Selling, general and administrative expenses	81,266	107,245
Goodwill and other intangible asset impairment	—	59,901
Fixed asset impairment charge	50,101	—
Total operating expenses	131,367	167,146
Loss from operations	(173,770)	(200,034)
Other income (expense):
Interest expense from related parties	—	(658)
Change in fair value of Private Warrants	111	35,047
Other	(480)	448
Loss before income taxes	(174,139)	(165,197)
Income tax expense	(2,507)	(989)
Net loss	(176,646)	(166,186)

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives contracts, net of tax	10,739	(1,951)
Comprehensive loss	$(165,907)	$(168,137)

Net loss per common share:
Basic and diluted	$(1.69)	$(1.74)
Weighted average common shares outstanding:
Basic and diluted	104,763	95,571
See accompanying notes to the consolidated financial statements

AppHarvest, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Gain
	Common Stock					Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	44,461	4	45,890	(21,128)	—	24,766
Business Combination and PIPE financing	53,361	6	433,521	—	—	433,527
Conversion of Private Warrants	—	—	9,133	—	—	9,133
Exercise of warrants	8	—	95			95
Issuance of common stock for business combination	2,329	—	48,991	—	—	48,991
Vesting of restricted stock, net of taxes paid	605	—	(3,216)	—	—	(3,216)
Issuance of stock options for business combination	—	—	361	—	—	361
Issuance of common stock in connection with equity line of credit	198	—	1,006	—	—	1,006
Issuance of common stock under Employee Stock Purchase Plan	39	—	165	—	—	165
Net loss	—	—	—	(166,186)	—	(166,186)
Other comprehensive loss	—	—	—	—	(1,951)	(1,951)
Stock options exercised	135	—	39	—	—	39
Stock-based compensation	—	—	40,910	—	—	40,910
Balance, December 31, 2021	101,136	10	576,895	(187,314)	(1,951)	387,640
Conversion of Private Warrants	—	—	1,155	—	—	1,155
Stock options exercised	1,135	—	154	—	—	154
Issuance of common stock under the Purchase Agreement	3,510	—	9,530	—	—	9,530
Issuance of common stock under Employee Stock Purchase Plan	178	—	287	—	—	287
Issuance of common stock, net	1,018	—	2,085	—	—	2,085
Vesting of restricted stock units	1,534	—	(1,572)	—	—	(1,572)
Stock-based compensation		—	26,918	—	—	26,918
Net loss	—	—	—	(176,646)	—	(176,646)
Other comprehensive gain	—	—	—	—	10,739	10,739
Balance, December 31, 2022	108,511	$11	$615,452	$(363,960)	$8,788	$260,291
See accompanying notes to the consolidated financial statements

AppHarvest, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2022	2021
Operating Activities
Net loss	$(176,646)	$(166,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Private Warrants	(111)	(35,047)
Deferred income tax provision	2,507	989
Depreciation and amortization	16,354	10,794
Fixed asset impairment	51,171	—
Stock-based compensation expense	26,918	40,910
Issuance of common stock for commitment shares	—	1,006
Rent payments in excess of average rent expense, net	(378)	(10)
Goodwill and other intangible asset impairment	—	59,901
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,211)	(1,316)
Inventories, net	(13,079)	(1,611)
Prepaid expenses and other current assets	(176)	(4,872)
Other assets, net	1,277	(10,528)
Accounts payable	1,810	402
Accrued expenses	5,369	2,366
Other current liabilities	146	(874)
Other non-current liabilities	(80)	153
Net cash used in operating activities	(86,129)	(103,924)
Investing Activities
Purchases of property and equipment	(170,913)	(177,742)
Purchases of property and equipment from a related party	—	(122,911)
Proceeds from sale of land	1,059	—
Cost of acquisition, net of cash acquired	—	(9,756)
Investment in unconsolidated entity	—	(5,000)
Advances on construction	(9,828)	—
Net cash used in investing activities	(179,682)	(315,409)
Financing Activities
Proceeds from Business Combination and PIPE Shares, net	—	448,500
Proceeds from debt	136,006	131,278
Repayments of debt	(79,782)	—
Debt issuance costs	(4,340)	(1,038)
Proceeds from financing obligation, net	123,941	—
Payments on financing obligation	(18,865)	—
Payments on financing obligation to a related party	—	(2,089)
Proceeds from stock options exercised	154	39
Proceeds from employee stock purchase plan	287	165
Proceeds from exercise of warrants	—	95
Payments of withholding taxes on restricted stock conversions	(1,572)	(3,216)
Proceeds from issuance of common stock	12,203	—
Net cash provided by financing activities	168,032	573,734
Change in cash, cash equivalents and restricted cash	(97,779)	154,402
Beginning of period	176,311	21,909
Cash, cash equivalents and restricted cash at the end of period	78,532	176,311
Less restricted cash at the end of the period	24,198	25,556
Cash and cash equivalents at the end of period	$54,334	$150,755
Non-cash activities
Fixed assets purchases in accounts payable	$6,208	$6,779
Fixed assets purchases in accrued liabilities	$734	$8,826
Termination of operating lease right-of-use assets and liabilities	$3,031	$—
Operating lease right-of-use assets and liabilities	$1,220	$3,989
See accompanying notes to the consolidated financial statements

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

1. Description of Business

AppHarvest, Inc. (the “Company”, or “AppHarvest”) was founded on January 19, 2018. Together with its subsidiaries, AppHarvest is a sustainable food company in Appalachia developing and operating some of the world’s largest high-tech indoor farms with robotics and artificial intelligence to build a reliable, climate-resilient food system. AppHarvest’s farms are designed to grow produce using sunshine, rainwater and up to 90% less water than open-field growing, all while producing yields up to 30 times that of traditional agriculture and preventing pollution from agricultural runoff. AppHarvest currently operates its 60-acre flagship farm in Morehead, Kentucky (“AppHarvest Morehead”), producing tomatoes, a 15-acre indoor farm for salad greens in Berea, Kentucky (“AppHarvest Berea”), a 30-acre farm for strawberries and cucumbers in Somerset, Kentucky (“AppHarvest Somerset”), and a 60-acre farm in Richmond, Kentucky (“AppHarvest Richmond”), for tomatoes. The four-farm network consists of 165 acres under glass.

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

•Novus assumed an outstanding convertible note issued by Legacy AppHarvest (the “Legacy AppHarvest Convertible Note”) after the date of the Business Combination Agreement and before the Merger. At the time of the Merger, the outstanding principal and unpaid accrued interest due on the Legacy AppHarvest Convertible Note were converted into shares of the Company’s Common Stock, $0.0001 par value per share (the “Common Stock”) in accordance with the terms of the Legacy AppHarvest Convertible Note, and such converted Legacy AppHarvest Convertible Note was no longer outstanding and ceased to exist, and any liens securing obligations under the Legacy AppHarvest Convertible Note were released.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

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

These transactions, together with the Business Combination, are collectively referred to as the “Recapitalization Transaction”. Upon closing of the Business Combination, the Company received gross proceeds of $475,000, including $375,000 in gross proceeds from the fully committed Common Stock PIPE. No goodwill or other intangible assets were recognized in connection with the Recapitalization Transaction.

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

Nature of Operations

The high-tech greenhouse agriculture business is extremely capital-intensive and the Company expects to expend significant resources to complete the build-out of facilities under construction, continue harvesting existing crops and plant and harvest new crops in the existing and future controlled environment agriculture (“CEA”) facilities. These expenditures are expected to include working capital, costs of acquiring and building out new facilities, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting, developing and retaining a skilled labor force, including local labor. In addition, other unanticipated costs may arise due to the unique nature of these CEA facilities and increased production in the Company’s new operating facilities at full capacity.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern. The Company has incurred losses from operations and generated negative cash flows from operating activities since inception. During the twelve-months ended December 31, 2022, the Company incurred net losses of $176,646 and generated negative cash flows from operations of $86,129. The Company’s current operating plan,

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

which includes its planting and harvesting activities, indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities. In addition, debt service requirements and the Company’s plans to continue to invest in the build-out and start-up of its new and future CEA facilities, including AppHarvest Berea, Richmond tomato facility and Somerset facility, will have an adverse impact on its liquidity. As of December 31, 2022, the Company had $54,334 cash on hand, and an accumulated deficit of $363,960. Management believes there is substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds in order to operate its business, meet obligations as they become due and continue the ongoing operation, construction, and build-out and start-up of its CEA facilities. The Company completed a sale-leaseback of AppHarvest Berea as further discussed in Note 11 - Commitments and Contingencies and raised additional capital through an equity offering that closed on February 14, 2023, and included an Overallotment Option which closed on February 24, 2023, as further discussed in Note 16 - Subsequent Events. The Company is also exploring additional financing alternatives, including, but not limited to additional sale-leaseback transactions related to other CEA facilities, third-party equity or debt financing, or other sources, such as strategic relationships or other transactions with third parties, that may or may not include business combination transactions. However, financing may not be available to the Company in the necessary time frame, in amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company is unable to raise the necessary funds when needed, it may materially and adversely impact the Company’s ability to execute on its operating plans, the operation of the Company’s current CEA facilities and the construction, build-out and start-up of the CEA facilities could be delayed, scaled back, or abandoned. If the Company becomes unable to continue as a going concern, it may have to dispose of assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The consolidated financial statements do not include any adjustments that might result from this uncertainty.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions the Company may undertake in the future, actual results could differ from those estimates and assumptions. Significant items subject to such estimates and assumptions include the valuation of inventory, private warrants, and property and equipment.

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
At December 31, 2022 and 2021, the Company does not have interests in any entities that would be considered variable interest entities.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
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

Restricted cash as of December 31, 2022, includes $12,007 related to a master credit agreement with Rabo AgriFinance LLC for a real estate term loan (the “Rabo Loan”), as well as $9,791 in contributions to a project and interest reserve account for AppHarvest Somerset pursuant to a loan agreement entered into in July 2022 with Greater Nevada Credit Union (the “GNCU Loan Agreement”). See Note 10 - Debt for more information on these reserve accounts. Restricted cash as of December 31, 2021, represents collateral for a promissory note with JPMorgan Chase Bank, N.A. (the “JPM Loan”) which required 105% of the aggregate borrowings to be held as collateral. The JPM Loan was repaid in full in July 2022.

Accounts Receivable

The Company’s trade accounts receivable are non-interest bearing and are recorded at the net realizable value. The allowance for doubtful accounts represents the Company’s best estimate of the amount of expected credit losses in existing accounts receivable. As of December 31, 2022, and December 31, 2021, the Company had no allowance for doubtful accounts.

Warrants

At December 31, 2022, there were 13,242 warrants to purchase Common Stock outstanding, consisting of 12,191 public warrants (“Public Warrants”) and 1,051 private warrants (“Private Warrants” and together with Public Warrants, “Warrants”). The Private Warrants are held by the Novus initial stockholders. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. The warrants expire on January 29, 2026, or earlier upon redemption or liquidation.

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

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

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

Derivative Financial Instruments

Derivative financial instruments are used to manage interest rate risks. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments are institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions. For all transactions designated as hedges, the hedging relationships are formally documented at the inception and on an ongoing basis in offsetting changes in cash flows of the hedged transaction.

The Company records derivative financial instruments on the consolidated balance sheets as either an asset or liability measured at its fair value. Changes in a derivative fair value (i.e. unrealized gains or losses) are recorded each period in earnings unless the derivative qualifies as a hedging instrument. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the consolidated balance sheets as a component of accumulated other comprehensive loss (“AOCL”) and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Loss when the hedged item affects net loss. The ineffective portion of the change in fair value of a hedge, if any, is recognized in net loss immediately. For derivative instruments that are not designated as hedges, the gain or loss related to the change in fair value is also recorded to net loss immediately.

Capitalization of Interest

The Company capitalizes interest costs on borrowings during the construction period of major construction projects as part of the cost of the constructed assets. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. During the years ended December 31, 2022 and December 31, 2021, $10,422 and $2,260 of interest expense has been capitalized, respectively.

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

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

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

As of December 31, 2021, the Company identified an indicator of impairment and determined it was no longer more likely than not that the fair value of the Company’s sole reporting unit was in excess of the carrying value and that the carrying value of separately identifiable intangible assets was not recoverable. As a result, a quantitative goodwill and separately identifiable intangible asset impairment assessment was performed as of December 31, 2021, and the Company recorded an impairment of the carrying value of goodwill and definite lived intangible asset related to its acquisition of Root AI, Inc. (“Root AI”) on April 7, 2021 (the “Root AI Acquisition”). The December 31, 2021 impairment reflected current market valuations and strategic investment requirements as the Company continues to develop commercial technologies and pursue other strategic investments in the CEA industry.

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
Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:
•Building: 25 years
•Leasehold and building improvements: the lesser of the lease term or 4 to 10 years.
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

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

the underlying asset to the Company by the end of the lease term, depreciation expense is computed over the estimated useful life of the asset.
Long-lived tangible assets are assessed for recoverability whenever events or changes in circumstances indicate the carrying amount of a long-lived asset or asset group may not be recoverable. We assess the recoverability of long-lived assets at an individual CEA facility level, which we consider to be the lowest level in the organization for which independent identifiable cash flows are available. Factors that may indicate impairment include persistent negative economic trends affecting the markets we serve, recurring losses or lowered expectations of future cash flows to be generated by our assets, and declines in the market price of our long-lived assets. When necessary, the amount of impairment to be recognized is measured by the amount by which the carrying value exceeds the estimated fair value.

Leases
The Company determines if an arrangement contains a lease at inception. The right-of-use assets, net and liabilities associated with leases are recognized based on the present value of the future minimum lease payments over the lease term. The Company uses its incremental borrowing rate at the recognition date in determining the present value of future payments for leases that do not have a readily determinable implicit rate. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that the option will be exercised. For leases that include residual value guarantees or payments for terminating the lease, the Company includes these costs in the lease liability when it is probable such costs will be incurred. Right-of-use assets and obligations for short-term leases (leases with an initial term of 12 months or less) are not recognized on the consolidated balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. Variable lease expense, which primarily includes taxes and insurance are expensed as incurred. When contracts contain lease and non-lease components, the Company generally accounts for both components as a single lease component.

When the Company enters into a sale-leaseback transaction as a seller-lessee, it applies the requirements in ASC 606 - Revenue from Contracts with Customers by assessing whether a contract exists and whether it satisfies a performance obligation by transferring control of an asset when determining whether the transfer of an asset shall be accounted for as a sale of the asset. If the Company transfers the control of an asset to the buyer-lessor, it accounts for the transfer of the asset as a sale and recognizes a corresponding gain or loss on disposal. The subsequent leaseback of the asset is accounted for in accordance with ASC 842 - Leases in the same manner as any other lease. If the Company does not transfer the control of an asset to the buyer-lessor, the failed sale-leaseback transaction is accounted for as a financing transaction. Consequently, the Company does not derecognize the transferred asset and accounts for proceeds received as borrowings in either current or non-current financing obligations, depending on the nature of the repayment.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all of the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2022 and 2021, the Company does not have any uncertain tax positions. The Company’s policy is to recognize interest and penalties on uncertain tax positions as income tax expense.
Retirement Plans
The AppHarvest 401(k) Plan provides for matching contributions. The Company incurred $851 and $762 of expenses associated with the 401(k) Plan for the years ended December 31, 2022 and 2021, respectively.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

Stock-Based Compensation

The Company recognizes in its Consolidated Statements of Operations and Comprehensive Loss the grant-date fair value of stock options and restricted stock units (“RSUs”) issued to employees and directors. Stock-based compensation expense related to stock options and time-based RSUs are recognized on a straight-line basis over the associated service period of the award, which is generally the vesting term. Certain restricted stock unit awards are subject to service-, market- and/or performance-based vesting conditions. The performance criteria for performance-based RSUs are evaluated on a quarterly basis and stock-based compensation is recognized when the performance criteria are determined to be probable. The Company recognizes forfeitures as they occur.
The Company estimates the fair value of market-based RSUs using a Monte-Carlo simulation model. The Company estimates the fair value of its time-based and performance-based RSUs on the fair value of the Common Stock at the date the terms of the awards are mutually agreed upon between the Company and the holder. The Company estimates the fair value of its stock option awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. The expected stock price volatility for the Company is primarily based on the trading history for AppHarvest’s Common Stock. Prior to the Business Combination, the expected stock price volatility was primarily based on the historical volatility of the common stock of publicly traded peer companies.
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
Advertising
Advertising costs are expensed when incurred. Advertising expense for the years ended December 31, 2022 and 2021 was $99 and $382, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.
Revenue

On March 28, 2019, the Company entered into a Purchase and Marketing Agreement (the “Mastronardi Agreement”) with Mastronardi Produce Limited (“Mastronardi”) pursuant to which Mastronardi will be the sole and exclusive marketer and distributor of all tomatoes, cucumbers, peppers, berries and salad greens produced at the Company’s CEA facilities that meet certain quality standards (collectively, the “Products”). Under the terms of the Mastronardi Agreement, the Company is responsible for growing, producing, packing, and delivering the Products to Mastronardi, and Mastronardi is responsible for marketing, branding, and distributing the Products to its customers. Mastronardi will pay the Company market prices for the Products that are consistent with the best and highest prices available during the duration of the applicable growing season for like kind U.S. Department of Agriculture (“USDA”) Grade No. 1 products. Mastronardi will set the market price for the Products and will pay over to the Company the gross sale price of the Product sold by Mastronardi, less a marketing fee and Mastronardi’s costs incurred in the sale and distribution of the Products. If Mastronardi rejects, returns, or otherwise refuses Products for failure to meet certain quality standards, the Company has the right, at its cost and expense, to sell or otherwise dispose of the Products, subject to certain conditions.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

Substantially all of the Company’s revenues are generated from the sale of Products to Mastronardi.

The Mastronardi Agreement has a term of 10 years. The Company has a limited, one-time right to terminate the Mastronardi Agreement if certain return targets are not reached. During the term of the Mastronardi Agreement, Mastronardi has a right of first refusal to enter similar arrangements with regard to any additional growing facilities the Company established in Kentucky or West Virginia.

The Company recognizes revenue at a point in time and at the amount it expects to be entitled to be paid when its performance obligation is complete, which is generally when control of the Products is transferred to Mastronardi, upon pick-up from the Company’s facilities. Prices for the Company’s Products are based on agreed upon rates with customers and do not include financing components or noncash consideration. Revenue is recorded net of variable consideration, such as commissions and other shipping, handling and marketing costs incurred as defined in the Mastronardi Agreement. Revenue is also recorded net of rejections for Products that do not meet quality specifications and net of sales and other taxes collected on behalf of governmental authorities. Payment terms are generally 30 days.
Selling, general and administrative expenses (“SG&A”)
Selling, general and administrative expenses primarily consist of payroll and payroll related expenses, stock-based compensation, legal and professional costs, rent expense, marketing and advertising, communications, insurance and various other personnel and office related costs. During the years ended December 31, 2022 and December 31, 2021, $2,873 and $1,000 of start-up expenses related to pre-commencement commercial activities at the various CEA facilities were expensed as incurred by the Company and recorded within SG&A in the Consolidated Statements of Operations and Comprehensive Loss.
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

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

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

Transaction costs of $1,032 were included in SG&A within the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

4. Restructuring

During the twelve months ended December 31, 2022, the Company initiated and completed restructuring plans to reduce operating costs, prioritize core farm operations and align technical resources to support farm production and quality improvements. These restructuring plans included the elimination of a number of positions, including members of senior management. The Company anticipates the cost savings form the restructuring plans will support growth-related initiatives and help meet the long-term goals and liquidity needs. During the twelve months ended December 31, 2022, the Company incurred costs of $10,050 related to the restructuring initiatives, of which $8,869 was for severance and other benefits and $1,181 was for legal and other costs. The Company did not recognize any such restructuring charges during the twelve months ended December 31, 2021.

In addition to the restructuring actions noted above, during the twelve months ended December 31, 2022, the Company recognized a $1,070 impairment charge for certain technology property and equipment that will no longer be utilized following the Company’s alignment of its technology initiatives with core farm operations. The Company did not recognize any such impairment charge during the twelve months ended December 31, 2021.

All of the costs as disclosed above are included in SG&A in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2022, the Company had $188 remaining in accrued expenses on the consolidated balance sheet for liabilities remaining associated with the restructuring events as described above.

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

The table below presents the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for each measurement:

		Fair Value as of December 31, 2022
	Balance Sheet Account	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	Other assets, net	—	8,788	—	8,788
Total assets		$—	$8,788	$—	$8,788
Liabilities:
Private Warrants	Private Warrant liabilities	—	119	—	119
Total liabilities		$—	$119	$—	$119

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

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

As of December 31, 2022, the carrying value of the Company’s debt, other than the GNCU Loan, approximated fair value due to the short term nature of the debt or that such borrowings bear variable interest rates that correspond to current market rates. The fair value of the GNCU Loan was estimated using discounted cash flow analyses based on current estimated incremental borrowing rates for similar types of borrowing arrangements (Level 2). If our GNCU Loan was measured at fair value, it would have been $43,522 as of December 31, 2022.

See Note 12 - Derivative Financial Instruments and Note 10 - Debt for more information on the Company’s use of financial instruments.

The Private Warrant liabilities are determined using a Black-Scholes option pricing model, a Level 2 valuation. The significant inputs to the Private Warrant valuation are as follows:

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$0.57	$3.89
Volatility	114.0%	54.0%
Remaining term in years	3.08	4.08
Risk-free rate	4.22%	1.12%
Dividend yield	—	—
The following table summarizes the private warrant activity for the year ended December 31, 2022:

Fair value of Private Warrants outstanding as of December 31, 2021	$1,385
Fair value of Private Warrants converted to Public Warrants	(1,104)
Change in fair value of Private Warrants	1,329
Fair value of Private Warrants outstanding as of March 31, 2022	1,610
Fair value of Private Warrants converted to Public Warrants	—
Change in fair value of Private Warrants	(1,069)
Fair value of Private Warrants outstanding as of June 30, 2022	541
Fair value of Private Warrants converted to Public Warrants	—
Change in fair value of Private Warrants	(27)
Fair value of Private Warrants outstanding as of September 30, 2022	514
Fair value of Private Warrants converted to Public Warrants	(51)
Change in fair value of Private Warrants	(344)
Fair value of Private Warrants outstanding as of December 31, 2022	$119

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

The Warrants are deemed equity instruments for income tax purposes. The changes in the fair value of the Private Warrants may be material to our future operating results.

The Company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived and intangible assets which would generally be recorded at fair value as a result of an impairment charge. During 2022, the Company recognized impairments of property and equipment that were determined by comparing the fair value of the asset group to its carrying value. The Company used various valuation techniques to determine fair value, with the primary technique being the cost approach, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. During 2021, goodwill and intangible assets were valued using Level 3 inputs, which included internal estimates of future cash flows (income approach). Assets acquired and liabilities assumed as part of a business combination are also measured at fair value on a non-recurring basis during the measurement period.

Carrying values of cash and cash equivalents, restricted cash, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities approximate fair values because of their short-term nature.
6. Inventories, net

	December 31, 2022	December 31, 2021
Raw materials	$6,191	$1,314
Growing crops	11,546	3,684
Finished goods	341	—
Total inventories, net	$18,078	$4,998
7. Property and Equipment, net
Property and equipment at cost and accumulated depreciation are as follows:

	December 31, 2022	December 31, 2021
Land	$29,877	$32,395
Buildings(1)	215,420	79,450
Machinery and equipment(2)	114,407	49,418
Construction in progress(3)	116,544	186,848
Leasehold improvements	4,688	4,740
Less: accumulated depreciation	(24,758)	(8,938)
Total property and equipment, net	$456,178	$343,913
______________________________
Amounts at December 31, 2022 related to our Berea failed sale-leaseback: (1) $53,976, (2) $52,267, (3) $6,998.
See Note 11 - Commitments and Contingencies.

Depreciation expense for property and equipment for the year ended December 31, 2022 and 2021 was $16,110 and $9,573, respectively.

In March 2021, the Company acquired AppHarvest Morehead and related property from Equilibrium Controlled Environment Foods Fund, LLC and its affiliates (“Equilibrium”), a related party at the date of acquisition (See Note 11(a) - Commitments and Contingencies- Equilibrium Transaction). The purchase price for AppHarvest Morehead was $125,000 which was equal to a multiple of Equilibrium’s cost to acquire, develop and construct AppHarvest Morehead. AppHarvest Morehead was placed in service during the year ended December 31, 2021.

At December 31, 2022, the Company recorded a non-cash impairment charge of $50,101 to reduce the carrying value of real and personal property associated with the Company’s CEA facilities to their estimated fair value. In estimating the fair value of the real and personal property within each asset group, the Company estimated the price that would be received to sell the asset groups in an orderly transaction between market participants. Due to the specialized nature of the CEA asset groups, the age, and significant amount of construction in progress, only the cost approach was fully developed for the Company’s asset

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

groups. Fair value was determined using a cost-approach methodology that applied market trend factors to original cost data to arrive at an estimate of fair value. The cost approach uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. The contributory value of the land at each site was valued utilizing the sales comparison approach, a Level 2 input as defined by the fair value hierarchy. The Company also recognized a $1,070 impairment charge for certain technology property and equipment that will no longer be utilized following the Company’s alignment of its technology initiatives with core farm operations, which is recognized in SG&A for the year ended December 31, 2022. The abandonment of this technology resulted in a full impairment of these assets.

8. Other Assets

	December 31, 2022	December 31, 2021
Utility deposits	$6,246	$7,479
Investment in unconsolidated entity	5,000	5,000
Prepayments for fixed assets	1,284	2,888
Interest rate swap	8,788	—
Other assets	1,094	1,277
Total other assets	$22,412	$16,644
9. Accrued Expenses

	December 31, 2022	December 31, 2021
Payroll and related	$5,314	$2,768
Professional service fees	983	1,944
Construction costs	9,201	8,467
Other accrued liabilities	1,479	600
Utilities	2,746	1,461
Inventory	2,273	554
Total accrued expenses	$21,996	$15,794

10. Debt

A summary of the carrying value of the debt is as follows:

	December 31, 2022	December 31, 2021
Rabo Loan	$71,250	$75,000
Construction Loan	66,252	31,944
GNCU Loan	50,000	—
JPM Loan	—	24,335
Unamortized debt issuance costs	(3,280)	(622)
Debt, net of issuance costs	184,222	130,657
Less current portion	(3,685)	(28,020)
Long term, net	$180,537	$102,637

The principal requirements of debt maturing in the next five years are:

	2023	2024	2025	2026	2027
Debt maturities by year	$3,750	$70,002	$4,792	$6,250	$6,250

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

Mastronardi Note and Loan Agreement

On October 24, 2022, the Company, through its wholly-owned subsidiary, AppHarvest Berea Farm, LLC, entered into a note and loan agreement in the principal amount of $30,000 (the “Note”) with Mastronardi USA. The maturity date of the Note was February 17, 2023. The Company repaid the Note in full upon completion of the Sale-Leaseback Transaction with Mastronardi USA in December 2022 as further described in Note 11 - Commitments and Contingencies.

GNCU Loan Agreement

On July 29, 2022, the Company entered into the GNCU Loan Agreement for an aggregate original principal amount of $50,000 (the “GNCU Loan”), to be used, in part, for the development of a commercial scale of AppHarvest Somerset. The GNCU Loan is guaranteed in favor of the GNCU Lender by the USDA through the USDA’s Business and Industry Loan Guarantee and Rural Energy for America Programs. The GNCU Loan has a maturity of 23 years with interest-only monthly payments on the aggregate unpaid principal balance of the GNCU Loan for the first 36 months. Thereafter, the Company will make 239 monthly installments of principal and interest based on a 20-year amortization, with the remaining balance of principal and interest due upon maturity. The initial interest rate is fixed at 6.45% per annum for the first five years of the GNCU Loan term. Thereafter, the interest rate is subject to change every five years during the term of the GNCU Loan, based on the Federal Home Loan Bank of Des Moines 5-Year Advance Rate as of such dates, plus a 3.40% spread, with an interest rate floor of 4.75%. The collateral securing the payment and performance of the obligations under the GNCU Loan consists of: (i) a Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing granting a first priority lien on all real property, and a security interest in all personal property, and (ii) a Security Agreement pursuant to which AppHarvest has granted the Lender a security interest in and to all the AppHarvest machinery and equipment, and other personal property collateral within AppHarvest Somerset. The proceeds of the GNCU Loan were used at closing to, in part, pay off the JPM Loan and accrued interest, of approximately $45,700. The GNCU Loan is recorded at cost, net of debt issuance costs of $2,561.

The GNCU Loan required the Company to contribute $3,250 to be held in an interest reserve account and $19,084 in a project account, to be used to pay interest and the balance of the Project cost for AppHarvest Somerset in excess of the GNCU Loan, respectively. The balance of these amounts is reflected in restricted cash in the consolidated balance sheet as of December 31, 2022.

The GNCU Loan Agreement includes customary representations and covenants for financing transactions of this nature, including, among others, a maximum debt to net worth covenant and a debt service coverage ratio covenant, as well as operating covenants with respect to the completion and operation of AppHarvest Somerset, in each case as set forth in the GNCU Loan Agreement. As of December 31, 2022, the Company was in compliance with all covenants.

Equilibrium Loan Agreement

On July 23, 2021, the Company entered into a credit agreement with CEFF II AppHarvest Holdings, LLC, an affiliate of Equilibrium, for a construction loan with a principal amount of $91,000 (the “Construction Loan”) for the development of a CEA facility in Richmond, Kentucky. The Construction Loan provides monthly disbursements to fund capital costs of the Project in excess of the Company’s required equity contribution of 34.5% of the capital costs of AppHarvest Richmond. The Construction Loan requires monthly interest payments based on drawn capital costs at an initial interest rate of 8.000% per annum, which will increase on a monthly basis by 0.2% per annum, beginning two years after closing of the Construction Loan through maturity, which is expected to be July 23, 2024, with no required principal payments until maturity.

On July 29, 2022, the Company amended the credit agreement with Equilibrium to require that it decrease the balance of the Construction Loan to $81,000 on or prior to December 31, 2022 and further decrease the balance to $76,000 on or prior to March 31, 2023.

On December 21, 2022, the Company amended the Construction Loan with Equilibrium. This amendment provided that if and when the Company entered into a transaction or series of transactions to sell or otherwise convey its property, and the proceeds of such transaction(s) were $22,500 or more, the Company would deposit a portion of the proceeds into a segregated deposit account to use for certain on-going construction work at AppHarvest Richmond. This amendment also reduced the principal balance to a maximum $66,300 and modified certain covenants and waived all defaults under the credit agreement if applicable. At the funding of the Berea Sale-Leaseback Transaction, as further described in Note 11 - Commitments and Contingencies, the Company funded the deposit account required by this amendment as applicable. The Company incurred

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

$382 of debt issuance costs related to the amended Construction Loan, which were included in non-current assets on the consolidated balance sheet, and will be amortized over the term of the Construction Loan.

Rabo AgriFinance

On June 15, 2021, the Company entered into a master credit agreement with Rabo AgriFinance LLC (the “Lender”) for the Rabo Loan in the original principal amount of 75,000. The Rabo Loan matures on April 1, 2031, with quarterly interest payments commencing on July 1, 2021 and quarterly principal payments, commencing on January 1, 2022, with the remaining balance of principal and interest due upon maturity. Payments are based on one month LIBOR plus 2.500% per annum. The Rabo Loan is collateralized by the business assets of the first Morehead CEA facility and requires compliance with financial covenants. The financial covenants generally begin to be measured on December 31, 2022, except for the working capital ratio. On July 29, 2022, the Company obtained a waiver from Rabo AgriFinance where it was no longer required to measure or report the current ratio for the June 30, 2022, reporting period but will begin to report the current ratio covenant compliance for the December 31, 2022 reporting period. The change aligns all measurements of material financial covenants to begin with the December 31, 2022 measurement date. In exchange, the Company agreed to fund an additional $2.0 million to a reserve account. At June 30, 2022, we would not have met the current ratio requirement for the Morehead CEA subsidiary.

On June 21, 2021, the Company entered into an interest rate swap with an affiliate of the Lender to make a series of payments based on a fixed rate of 1.602% and receive a series of payments based on LIBOR. Both the fixed and floating payment streams are based on the initial notional amount of $75,000 and require quarterly payments under a twenty-year amortization schedule. As of December 31, 2022, the net fixed interest rate on the combined Rabo Loan and related interest rate swap is 4.102%. The Rabo Loan is recorded at cost, net of debt issuance costs of $656.

On December 29, 2022, the Company entered into an addendum to the Rabo Loan dated June 15, 2021, with the Lender. The addendum requires that we deposit $10 million into a designated reserve account to secure our obligations under the amended Rabo Loan. The addendum also modified certain covenants and reporting requirements. As of December 31, 2022, the Company was in compliance with all covenants.

JPM Loan Agreement

On September 27, 2021, the Company entered into the JPM Loan with JPMorgan Chase Bank, N.A., providing for a line of credit facility in the maximum amount of $25,000 for capital expenditures and CEA facility construction and improvements. The interest rate on the JPM Loan approximated one-month LIBOR plus 2.25%. As of December 31, 2021, the Company borrowed $24,335 under the JPM Loan and the interest rate was 2.375%. The JPM Loan required 105% of the aggregate borrowings to be held as cash collateral. At December 31, 2021 the Company had $25,556 of restricted cash on the consolidated balance sheet to meet this requirement.

In January 2022, the Company amended the JPM Loan to: (i) increase the existing line of credit facility in the maximum amount from $25,000 to $50,000; and (ii) implement SOFR as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings. On July 29, 2022, the JPM Loan was repaid in full.
11. Commitments and Contingencies
(a)Related Party Transaction

Equilibrium Transactions

On March 1, 2021, the Company closed on the Membership Interest Purchase and Sale Agreement (the “MIPSA”) with Equilibrium that was entered into in December 2020, pursuant to which it purchased from Equilibrium 100% of its membership interests in its subsidiary, Morehead Farm LLC.

At closing, Morehead Farm LLC, which owns AppHarvest Morehead, became a wholly owned subsidiary of the Company. Concurrently with the closing of the MIPSA, the Master Lease Agreement dated May 13, 2019 with Morehead Farm LLC to lease AppHarvest Morehead and ancillary agreements related thereto, was terminated. As a result, the closing date balances of $66,504 for the financing obligation related to construction in progress assets and $58,496 for the finance lease liability related to the completed portion of AppHarvest Morehead were settled and de-recognized from the Company’s consolidated balance sheet.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

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
(b) Leases
The Company’s lease portfolio is primarily comprised of operating leases for offices. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease.
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

For the year ended December 31, 2022 and 2021, the Company recognized $868 and $1,485, respectively, of operating lease expense, which was recognized within SG&A or cost of goods sold (“COGS”) depending on whether it was related to administration or production, respectively, in the Consolidated Statements of Operations and Comprehensive Loss. Short-term lease expense was $1,154 and $940 in 2022 and 2021, respectively. Variable lease expense for the years ended December 31, 2022 and 2021 was immaterial.
The future minimum rental payments required under the leases for each year of the next five years ending December 31, and in the aggregate thereafter are as follows:

Operating leases
2023	$679
2024	613
2025	701
2026	707
2027	591
2028 and thereafter	621
Total minimum payments required	3,911
Less: imputed interest costs(1)	(770)
Present value of net minimum lease payments(2)	$3,141
Weighted-average imputed interest rate	7.22%
Weighted-average remaining lease term	5.7
___________________________________________
(1)Represents the amount necessary to reduce net minimum lease payments to present value using actual rate in the lease agreement or the Company’s incremental borrowing rate at lease inception.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

(2)Included in the Consolidated Balance Sheet as of December 31, 2022 as current and non-current lease liability of $514 and $2,628, respectively.
Supplemental Consolidated Statement of Cash Flow information is as follows for the years ended December 31:

	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,141	$552
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$1,220	$3,989
Operating lease right-of-use assets surrendered with the early termination of operating lease liabilities	$(3,031)	$—
(c)Berea Sale Leaseback Financing Transaction

On December 23, 2022, the Company entered into a purchase and sale agreement (the “Purchase Agreement”) with Mastronardi Berea LLC, (the “Buyer”), for the Company’s 40 acres of land located in Berea, Kentucky (the “Berea Land”) and the CEA facility, improvements and other assets located thereon (“Berea Property”), collectively the “Property”. The sale price was approximately $125,000. The Buyer is a joint venture between Mastronardi and a third party.

On December 27, 2022, the Company and Buyer entered into a sale-leaseback transaction for the Property (the “Lease”). In conjunction with the execution of the Lease, and contemporaneous with the closing of the Purchase Agreement, the Company paid the Buyer $19,055 in the form of advanced lease payments.

The Lease has an initial term of 10 years, with four renewal options of five years each. At the commencement date of the Lease, the renewal options are not reasonably certain to be exercised by the Company. The total annual rent under the Lease is $9.5 million per year, and the annual rent is subject to 2.5% annual increases or consumer price index adjustments, whichever is greater, starting after the second lease year. Due to the fact the Lease contains both the Berea Land and Property, the land and building components were evaluated separately.

The Company determined that the Berea CEA facility did not qualify for sale-leaseback accounting and accounted for the Berea CEA facility lease component of the Lease transaction as a financing transaction. The Company has recorded the sale proceeds attributable to the facility lease component as a loan collateralized by the Berea CEA facility. This loan is payable as principal and imputed interest in the form of “lease payments” to the Buyer over the ten-year initial term of the Lease. As such, the Company did not derecognize the AppHarvest Berea facility from its consolidated balance sheet for accounting purposes, and AppHarvest Berea along with the long-lived assets within, which total $109,351, as of December 31, 2022, will continue to be depreciated by the Company over the assets’ estimated remaining useful life. As of December 31, 2022, the carrying value of the financing liability was $103,787, net of $1,288 in debt issuance costs, of which all were classified as long-term on the balance sheet, giving account to the two years of prepaid rent. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. There was no material interest expense associated with the financing arrangement for the year ended December 31, 2022. No gain or loss was recognized related to the Sale-Leaseback Transaction or the year ended December 31, 2022, as the sale proceeds allocated to the Berea Land lease component approximated the Berea Land carrying value.
Remaining future cash payments related to the financing liability for the next five years ending December 31, and in the aggregate thereafter are as follows:

2023	$—
2024	—
2025	9,669
2026	9,910
2027	10,158
Thereafter	54,729
Total Minimum Liability Payments	$84,466

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

(d) Agreements with Dalsem
The Company entered into agreements with Dalsem Greenhouse Technology, B.V. (“Dalsem”) for the construction of new greenhouse facilities in Richmond, Kentucky and Berea, Kentucky on November 20, 2020 and December 11, 2020, respectively. Under terms of the agreements, Dalsem will provide certain services related to the design, engineering, procurement, construction, startup and testing of a greenhouse and certain ancillary facilities at each site. Total costs under the agreements are based on actual costs incurred by Dalsem and payments are due upon the completion of certain established project milestones, with a portion of each payment due in Euros and a portion due in U.S. dollars. Either party is entitled to terminate the agreements upon the occurrence of certain events of default and the Company is entitled to terminate the agreements if Dalsem fails to meet certain performance requirements. The Company may also terminate the agreements without cause with written notice and a termination payment to Dalsem. In February 2023, Dalsem filed a mechanics lien on the AppHarvest Richmond facility in the amount of approximately $14,000. The Company has accrued amounts it believes are owed to Dalsem and has contested certain other amounts.
(e) Purchase Commitments
During the year ended December 31, 2021, the Company entered into an agreement with its natural gas supplier to purchase a portion of its anticipated future natural gas usage at fixed prices. There were no material purchase commitments that were unrecorded at December 31, 2022. The unrecorded purchase commitments as of December 31, 2021, were $915.
(f) Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of business. The Company records a liability when a particular contingency is probable and estimable.

On September 24, 2021, the first of two federal securities class action lawsuits (captioned Ragan v. AppHarvest, Inc.) was filed by a purported stockholder of the Company in the United States District Court for the Southern District of New York on behalf of a proposed class consisting of those who acquired the Company’s securities between May 17, 2021 and August 10, 2021. On December 13, 2021, the court consolidated the two cases, and appointed a lead plaintiff. An amended complaint was filed on March 2, 2022. The amended complaint was brought as a purported class action on behalf of purchasers of the Common Stock between February 1, 2021 to August 10, 2021. The amended complaint named the Company and certain of its current officers as defendants, and alleged that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding the Company’s operations at AppHarvest Morehead in the first half of 2021. In particular, the lead plaintiff alleged that the Company’s public statements during the class period were false and misleading because the Company failed to disclose issues related to the its tomato harvest and employee training and retention. The amended complaint sought unspecified monetary damages on behalf of the punitive class and an award of costs and expense, including reasonable attorneys’ fees. On May 2, 2022, the Company filed a motion to dismiss the amended complaint. On July 25, 2022, the lead plaintiff filed a second amended complaint with substantially similar allegations. On September 23, 2022, the Company filed a motion to dismiss the second amended complaint. The lead plaintiff filed his opposition to the Company’s motion to dismiss the second amended complaint on November 22, 2022, and the Company filed its reply in support of its motion to dismiss the second amended complaint on January 13, 2023.

Additionally, on March 11, 2022, a derivative complaint (captioned Michael Ross v. Kiran Bhatraju, et al.) was filed in the
U.S. District Court for the Southern District of New York against certain of AppHarvest’s officers and directors. The derivative complaint restyles the federal securities class action allegations as a purported derivative claim on behalf of the Company against its officers and Board members for their alleged breaches of fiduciary duties in allowing the purported disclosure violations to occur. The derivative complaint seeks unspecified monetary restitution and disgorgement of profits, benefits, or compensation obtained by the defendants, an award of costs and expenses, including reasonable attorneys’ fees, and that the
Court direct the Company to reform its corporate governance procedures. On June 15, 2022, another derivative complaint
(captioned Zach Wester v. Kiran Bhatraju, et al.) was filed in the U.S. District Court for the Southern District of New York
against certain of AppHarvest’s officers and directors. The Wester derivative complaint is substantially similar to the Ross derivative complaint. On July 22, 2022, the Ross and Wester derivative cases were consolidated, and are stayed until (1) the securities class action is dismissed with prejudice and all appeals related thereto are exhausted; (2) defendants file an answer in the securities class action; or (3) any party in the derivative cases no longer consents to the stay. On August 31, 2022, a third derivative complaint (captioned Kennedy v. AppHarvest, Inc., et al) was filed in the U.S. District Court for the District of
Delaware against certain of AppHarvest’s officers and directors. The Kennedy derivative complaint is substantially similar to

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

the Ross and Wester derivative complaints. On November 22, 2022, the Kennedy derivative case was stayed until (1) the securities class action is dismissed with prejudice and all appeals related thereto are exhausted; (2) defendants file an answer in the securities class action; or (3) any party in the derivative case no longer consents to the stay.

We intend to defend these cases vigorously, and have not recorded a liability related to these lawsuits because, at this time, we are unable to estimate reasonably possible losses or determine whether an unfavorable outcome is probable.

12. Derivative Financial Instruments

During the year ended December 31, 2021, the Company entered into foreign currency forward and option contracts to hedge certain cash flows related to anticipated expenditures related to the construction of its Berea, Kentucky and Richmond, Kentucky CEA facilities. These contracts, which had maturities ranging through December 2022, qualified as cash flow hedges and were used to hedge the Company’s foreign currency risk associated with the Euro denominated payments due upon the completion of established project milestones under the applicable CEA facility construction contracts. The Company maintained collateral of $140 and $3,710 for the hedge program in prepaid expenses and other current assets in the consolidated balance sheet at December 31, 2022 and December 31, 2021, respectively.
The Company has elected to measure hedge effectiveness using the spot method under which the hedging relationship is considered perfectly effective and changes in the fair value of the forward and options contracts attributable to changes in the spot rate are recorded as a component of other AOCI. As the hedged items are ultimately capitalized as part of the CEA facility fixed assets, the AOCI amounts will be reclassified into earnings over the same periods as the future depreciation expense related to those assets. Consistent with the allocation of CEA facility fixed asset depreciation, the AOCI reclassification will also be allocated between COGS and SG&A within the Consolidated Statement of Operations and Comprehensive Loss.
Under the spot method, changes in the fair value of forward contracts attributable to changes in the difference between the forward rate and the spot rate (forward points) and the fair value of option contracts attributable to time and volatility values (up-front premium) will be excluded from the measure of hedge effectiveness and amortized as COGS and SG&A on a straight-line basis over the terms of the underlying contracts. During the year ended December 31, 2022 and December 31, 2021, the Company recognized amortization expense of $244 and $504 related to its foreign currency hedge contracts within the Consolidated Statement of Operations and Comprehensive Loss.

As of December 31, 2022, the Company no longer had outstanding foreign currency contracts designated as cash flow hedging instruments.

At December 31, 2022 and December 31, 2021, the Company had a net liability of $0 and $49 in foreign currency contracts designated as cash flow hedging instruments, which is included in other current and non-current liabilities according to the expected settlement dates of the related contracts.

On June 21, 2021, the Company entered into an interest rate swap which has been designated as an effective cash flow hedge and changes in the fair value are recorded as a component of AOCI in the consolidated balance sheet and reclassified into earnings as interest expense over the life of the debt. See Note 10 - Debt for more information on the interest rate swap.

The following table summarizes the before and after tax amounts for the various components of other comprehensive income(loss) for the periods presented:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Before Tax	Tax (Expense) Benefit	After Tax	Before Tax	Tax (Expense) Benefit	After Tax
Foreign Currency	$294	$—	$294	$(294)	$—	$(294)
Interest Rate Swap	10,445	—	10,445	(1,657)	—	(1,657)
Total AOCI/AOCL	$10,739	$—	$10,739	$(1,951)	$—	$(1,951)

During the twelve months ended December 31, 2022 an income tax expense of $2,822 was recognized within other comprehensive income (loss) compared to an income tax benefit of $521 during the twelve months ended December 31, 2021.

The income tax expense of $2,822 related to the balance in AOCI at December 31, 2022 of $10,739 and the income tax benefit related to the $(1,951) balance in AOCL at December 31, 2021, respectively, is fully offset by a valuation allowance.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

The Company will release the AOCI amounts, net of any tax impact, from the foreign currency contracts, and the interest rate swap in the periods that the underlying transactions impact earnings as described above.
13. Stock-based Compensation

Equity Incentive Plan

On January 29, 2021, stockholders approved the 2021 Equity Incentive Plan, (the “Plan”), replacing the 2018 Equity Incentive Plan, (the “2018 Plan”), pursuant to which the Company’s Board of Directors (the “Board”) may grant stock awards, including stock options, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards, to officers, key employees, and directors. The Plan allows for non-employee director grants, which are accounted for in the same manner as employee awards. There are 10,027 registered shares of Common Stock reserved for issuance under the Plan. During the year ended December 31, 2022, 1,539 awards were granted under the Plan, including 1,031 RSUs and 508 stock options, all of which had typical service-based vesting requirements.

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
As of December 31, 2022, there are 3,053 registered shares of Common Stock reserved for issuance upon exercise or settlement, as applicable, of awards made under the 2018 Plan. While no further awards may be granted under the 2018 Plan, that plan continues to govern all outstanding awards previously issued under it.
Vesting of the RSUs issued under the 2018 Plan (“2018 RSUs”) was dependent on a liquidity event, the Business Combination, which occurred on January 29, 2021. Accordingly, the Company recognized a one-time stock-based compensation expense of $2,616 as of that date as a retroactive catch-up of cumulative stock-based compensation expense for such awards from their original grant dates.
Total stock-based compensation expense was $26,918 for the year ended December 31, 2022, compared to $40,910 for the year ended December 31, 2021, respectively. Of these amounts, $26,252 were included in SG&A and $666 in COGS for the year ended December 31, 2022, respectively and $39,030 was recognized in SG&A and $1,880 in COGS for the year ended December 31, 2021, respectively.
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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of the options granted. The grant date fair value was based on the following weighted average assumptions used within the Black-Scholes option pricing model for the year ended December 31, 2022 and 2021:

	2022	2021
Expected term	6.25	5.80
Risk-free interest rate	3.40%	0.41%
Expected volatility	64.57%	49.45%
Expected dividend yield	—%	—%
The Company recorded $385 and $236 of stock-based compensation expense for options issued to employees and directors during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, unrecognized stock-based compensation expense of $440, is related to non-vested options granted, which is anticipated to be recognized over the next weighted average 6.38 years, commensurate with the remaining requisite service period.

Aggregate intrinsic value represents the estimated fair value of the Company’s Common Stock at the end of the period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. The weighted

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $0.80 and $17.74, respectively. The Company uses authorized and unissued shares to satisfy award exercises.
The following table summarizes stock option activity for the year ended December 31, 2022 and December 31, 2021:

Options	Shares	Weighted average exercise price	Average remaining contractual term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,978	$0.33	8.71
Granted	48	0.56
Exercised	(135)	0.32		$751
Forfeited or expired	(83)	0.58
Outstanding at December 31, 2021	2,808	$0.33	7.79	$10,002
Exercisable, December 31, 2021	1,996	0.30	7.60	$7,165
Granted	508	3.19
Exercised	(1,183)	0.26		$3,679
Forfeited or expired	(278)	2.76
Outstanding at December 31, 2022	1,855	0.80	6.39	$284
Exercisable, December 31, 2022	1,368	0.50	5.60	$260
During the year ended December 31, 2022, the Company granted RSUs to directors, officers, and employees. The following table summarizes RSU activity for the year ended December 31, 2022 and December 31, 2021:

RSUs	Units	Weighted average grant date fair value
Outstanding at December 31, 2020	2,545	$9.07
Granted	6,568	14.74
Vested	(955)	10.29
Forfeited or cancelled	(1,793)	12.21
Outstanding at December 31, 2021	6,365	$13.68
Granted	1,031	3.83
Vested	(2,000)	14.02
Forfeited or cancelled	(1,345)	11.97
Unvested at December 31, 2022	4,052	$12.11
Certain RSUs contain performance and service vesting conditions, and the related stock-based compensation is recognized using an accelerated attribution method. The requisite service period for the RSUs outstanding at December 31, 2022, is 48 months, with 25% vesting at the end of the first year and ratable vesting every 3 months thereafter for the next 36 months.

Total stock-based compensation recognized in 2022 and 2021 related to the market-based RSUs was $8,646 and $15,168, respectively, which is recorded within SG&A. Total stock-based compensation recognized in 2022 and 2021 for time-based RSUs was $17,788 and $25,273, respectively.
As of December 31, 2022, unrecognized stock-based compensation expense of $11,847, is related to non-vested RSUs granted, which is anticipated to be recognized over the next weighted average 0.6 years.

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

14. Income Taxes
For the years ended December 31, 2022 and 2021, the Company incurred net operating losses and, accordingly, no current provision for income taxes has been recorded. Deferred income tax expense for the years ended December 31, 2022 and 2021 consisted of the following components:

	2022	2021
Deferred income tax expense:
Federal	$1,076	$920
State	1,432	69
Total deferred income tax expense	2,507	989
Income tax expense	$2,507	$989
The reconciliation of the statutory income tax with the provision for income taxes are as follows for the years ended December 31:

	December 31,
	2022		2021
Statutory tax rate	$(36,570)	21.0%	$(34,691)	21.0%
State tax - deferred, net of federal impact	(6,241)	3.6%	(4,940)	3.0%
Permanent items	6,282	(3.6)%	10,268	(6.2)%
Change in valuation allowance	39,462	(22.6)%	30,349	(18.4)%
Other	(426)	0.2%	3	—%
Total taxes	$2,507	(1.4)%	$989	(0.6)%
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$56,441	$29,340
Stock-based compensation	1,775	3,170
Lease liabilities and holdback	3,396	1,521
Financing obligation	27,177	—
Other	6,180	2,933
	$94,968	$36,963
Valuation allowance	(72,432)	(35,792)
	$22,536	$1,171
Deferred tax liabilities:
Property, plant and equipment	$(24,472)	$(2,250)
Interest rate swap	(2,301)	—
Operating lease right-of-use assets	(688)	(1,339)
	(27,461)	(3,589)
Net deferred tax liabilities	$(4,925)	$(2,418)
When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company cannot be certain that future taxable

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

income will be sufficient to realize its deferred tax assets, and accordingly, a valuation allowance of $72,432 and $35,792 have been provided on the net deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased $36,640 during the year ended December 31, 2022, primarily as a result of an increase in net operating loss carryforwards. The Company continues to monitor the need for a valuation allowance based on the sources of future taxable income.
At December 31, 2022, the Company has $224,198 of federal and $223,712 of state net operating loss carryforwards that have no expiration. Under the provisions of the Internal Revenue Code, net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may be subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders by more than 50% over a three-year period, as defined in Sections 382 and 383 of the Internal Revenue Code and similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately before the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company completed a Section 382 and 383 analysis as of December 31, 2022, which confirmed that a change in ownership as defined under Sections 382 and 383 occurred in 2021, but the computed limitation had no impact on the Company’s ability to utilize pre-change net operating and tax credit carryforwards. Therefore, the Company’s computed valuation allowance on net operating loss carryforwards was unaffected by the completion of the analysis.
As of December 31, 2022 and 2021, the Company had no accrued uncertain tax positions or associated interest or penalties and no amounts have been recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
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
15. Shareholders' Equity

Net Loss per Common Share
Diluted net loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	December 31,
Anti-dilutive common share equivalents:	2022	2021
Stock options	1,855	2,808
Restricted stock units	4,052	6,325
Warrants	13,242	13,242
Total anti-dilutive common share equivalents	19,149	22,375
Basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(176,646)	$(166,186)
Denominator:
Weighted-average common shares outstanding, basic and diluted	104,763	95,571
Net loss per common share, basic and diluted	$(1.69)	$(1.74)
At the Market Offering

On August 3, 2022, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $300,000. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement (the

AppHarvest, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(amounts in thousands, except per share amounts)

“ATM Agreement”) with Cowen and Company, LLC (“Cowen”). Pursuant to the ATM Agreement, the Company may offer and sell, from time to time through Cowen, shares of Common Stock, having an aggregate offering price up to $100,000 under an at-the-market offering program (the “ATM”), which is included in the $300,000 of securities that may be offered pursuant to the Registration Statement. Pursuant to the ATM Agreement, the Company will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of Common Stock and reimburse certain legal fees. The ATM Agreement will terminate upon the earlier of (i) issuance and sale of all the shares as allowed within and (ii) termination of the ATM Agreement as permitted therein. During the twelve months ended December 31, 2022, the Company has sold 1,018 shares of its Common Stock pursuant to the ATM Agreement for gross proceeds of $2,416 and net proceeds of $2,343. Equity issuance costs of $63 were netted with gross proceeds in equity during the twelve months ended December 31, 2022. As of December 31, 2022, there was $97,584 in availability remaining under the ATM.

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

During the twelve months ended December 31, 2022, the Company has sold an aggregate 3,510 shares of its Common Stock pursuant to the Purchase Agreement for aggregate proceeds, net of fees incurred of $456, of $10,117. As a result, deferred equity issuance costs of $587 were netted into equity during the twelve months ended December 31, 2022. As of December 31, 2022, there were 16,436 shares reserved for the Purchase Agreement.
16. Subsequent Events
On February 9, 2023, in order to raise capital to fund the Company’s planned expenditures and meet its obligations, the Company initiated a follow-on equity offering for the issuance and allotment of 40,000 shares of Common Stock in an underwritten public offering at a public offering price of $1.00 per share. In addition, the Company granted the underwriters an option to purchase, for a period of 30 days, up to an additional 6,000 shares of Common Stock (the “Overallotment Option”). On February 14, 2023, the Company closed the follow-on offering via the issuance and allotment of 40,000 shares of Common Stock. On February 22, 2023 the underwriters exercised the Overallotment Option to purchase 6,000 shares of Common Stock and on February 24, 2023, the Company issued the 6,000 shares of Common Stock under the Overallotment Option. The Company received total net proceeds of approximately $42,900, after deducting underwriting discounts and commissions of $2,400, and offering costs of approximately $700.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the year ended December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and accounting officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2)

accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth, in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 based on those criteria.

Attestation on Internal Control over Financial Reporting

Due to the Company becoming a non-accelerated filer and smaller reporting company in connection with the Annual Report on Form 10-K, the Company’s independent registered public accounting firm is not required to issue an attestation report on the Company’s internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On February 20, 2023, the Compensation Committee (the “Compensation Committee”) of our Board approved a Retention Bonus Agreement (the “Retention Agreement”) between Mr. Eggleton and the Company, pursuant to which Mr. Eggleton became eligible for a one-time bonus payment (the “Transaction Bonus”), subject to his continued service with the Company through and until the consummation of a strategic transaction, whether through the issuance and sale of equity securities of the Company in a bona fide financing transaction, the sale of an asset or assets of the Company or its subsidiaries or the consummation of a Change in Control (as defined in the Company’s 2021 Equity Incentive Plan) (a “Strategic Transaction”). On March 14, 2023, the Compensation Committee approved an Amendment to Retention Bonus Agreement between Mr. Eggleton and the Company (the “Amended Retention Agreement”) to amend the terms of the Transaction Bonus to be calculated as a portion of the gross proceeds received by the Company in a qualifying Strategic Transaction as follows: (i) $300,000 if the Strategic Transaction results in gross proceeds to the Company or its stockholders, as applicable, of at least $75 million but less than $100 million; (ii) $600,000 if the Strategic Transaction results in gross proceeds to the Company or its stockholders, as applicable, of at least $100 million but less than $125 million; (iii) $900,000 if the Strategic Transaction results in gross proceeds to the Company or its stockholders, as applicable, of at least $125 million but less than $150 million; or (iv)

$1.2 million if the Strategic Transaction results in gross proceeds to the Company or its stockholders, as applicable, of at least $150 million. The amount of the bonus will be calculated using straight line interpolation for gross proceed levels between the above-referenced tiers (e.g., if the Strategic Transaction results in gross proceeds to the Company or its stockholders, as applicable, of $87.5 million, the Transaction Bonus would be $450,000).If Mr. Eggleton’s employment terminates for any reason prior to the closing date of a Strategic Transaction, no Transaction Bonus shall be paid unless such termination was by the Company without Cause or by Mr. Eggleton with Good Reason (each as defined in the Employment Agreement between Mr. Eggleton and the Company dated December 11, 2020, as amended) in the three month period preceding the closing date of a Strategic Transaction, subject to certain exceptions.

The foregoing description of the Retention Agreement and the Amended Retention Agreement do not purport to be complete and are qualified in their entirety by reference to the Retention Agreement and the Amended Retention Agreement, copies of which are filed with this Form 10-K as Exhibits 10.41 and 10.42, respectively, and incorporated herein by reference.

Item 9c. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference in response to the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all employees, executive officers and directors. The Code of Conduct is available at the investors section of our website at www.appharvest.com. Information contained on or accessible through this website is not a part of this proxy statement, and the inclusion of such website address in this proxy statement is an inactive textual reference only. Any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website to the extent required by applicable rules and exchange requirements.

Item 11. Executive Compensation

The information required by this item is hereby incorporated by reference to the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Part IV

Item 15. Exhibit and Financial Statement Schedules
Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
1.1	Sales Agreement by and between AppHarvest, Inc. and Cowen and Company, LLC, dated August 3, 2022	Form S-3	333-266502	1.2	August 3, 2022
2.1+	Business Combination Agreement and Plan of Reorganization, dated as of September 28, 2020, by and among Novus Capital, Merger Sub and Legacy AppHarvest	Form 8-K	001-39288	2.1	September 29, 2020
3.1	Amended and Restated Certificate of Incorporation of AppHarvest, Inc.	Form 8-K	001-39288	3.1	February 2, 2021
3.2	Amended and Restated Bylaws of AppHarvest, Inc.	Form 8-K	001-39288	3.2	February 2, 2021
4.1	Specimen Common Stock Certificate	Form S-4/A	333-249421	4.4	December 1, 2020
4.2	Specimen Warrant Certificate of Novus	Form 10-K/A	001-39288	4.3	June 2, 2021
4.3	Warrant Agreement, dated May 19, 2020, by and between Continental Stock Transfer & Trust Company and Novus	Form 8-K	001-39288	4.1	May 20, 2020
4.4*	Description of Securities
10.1	Form of PIPE Subscription Agreement	Form 8-K	001-39288	10.3	September 29, 2020
10.2	Amended and Restated Registration Rights Agreement dated January 29, 2021, by and among AppHarvest and certain stockholders of AppHarvest	Form 8-K	001-39288	10.3	February 2, 2021
10.3	Form of Indemnification Agreement	Form S-4/A	333-249421	10.25	December 1, 2020
10.4	Stockholder Rights Agreement, dated January 29, 2021, by and among AppHarvest and certain stockholders of AppHarvest	Form 8-K	001-39288	10.5	February 2, 2021
10.5	Employment Agreement, dated December 11, 2020, by and between Legacy AppHarvest and Jonathan Webb	Form S-4/A	333-249421	10.24	December 21, 2020
10.6	Employment Agreement, dated December 11, 2020, by and between Legacy AppHarvest and Loren Eggleton	Form S-4/A	333-249421	10.28	December 21, 2020
10.7	2018 Equity Incentive Plan, as amended	Form 8-K/A	001-39288	10.1	March 2, 2021
10.8	Forms of Notice of Grant, Stock Option Agreement, Notice of Exercise and Notice of Early Exercise under 2018 Equity Incentive Plan	Form 8-K/A	001-39288	10.2	March 2, 2021
10.9	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Legacy AppHarvest 2018 Equity Incentive Plan	Form 8-K/A	001-39288	10.3	March 2, 2021
10.10	2021 Equity Incentive Plan	Form 8-K/A	001-39288	10.4	March 2, 2021
10.11	Amendment No. 1 2021 Equity Incentive Plan	Form 10-Q	001-39288	10.2	November 10, 2021
10.12	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2021 Equity Incentive Plan	Form8-K/A	001-39288	10.5	March 2, 2021
10.13	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	Form 8-K/A	001-39288	10.6	March 2, 2021
10.14	2021 Employee Stock Purchase Plan	Form 8-K/A	001-39288	10.7	March 2, 2021
10.15	Amendment No. 1 2021 Employee Stock Purchase Plan	Form 10-Q	001-39288	10.3	November 10, 2021
10.16^+	Purchase and Marketing Agreement, dated March 28, 2019, by and between Legacy AppHarvest and Mastronardi Produce Limited	Form S-4/A	333-249421	10.20	December 4, 2020
10.17 ^	Amendment No. 1 to Purchase & Marketing Agreement, dated December 18, 2020, by and between Legacy AppHarvest and Mastronardi Produce Limited	Form S-4/A	333-249421	10.31	December 21, 2020

10.18^	Right of First Refusal Agreement, dated May 13, 2019, by and between Legacy AppHarvest and CEFF US Holdings, LLC	Form S-4/A	333-249421	10.23	December 1, 2020
10.19^+	Membership Interest Purchase and Sale Agreement, dated December 1, 2020, by and between CEFF Morehead Property, LLC and Legacy AppHarvest Morehead Farm, LLC.	Form S-4/A	333-249421	10.30	December 4, 2020
10.20^	Assignment of and First Amendment to Right of First Refusal Agreement dated March 1, 2021, by and among CEFF US Holdings, LLC, EquilibriumSustainable Foods, LLC and Legacy AppHarvest	Form 8-K	001-39288	10.1	March 2, 2021
10.21	Second Amendment to Membership Interest Purchase and Sale Agreement, dated March 1, 2021, by and between CEFF Morehead Property and AppHarvest Morehead Farm, LLC	Form S-1	333-252964	10.22	March 2, 2021
10.22	AppHarvest, Inc. Non-Employee Director Compensation Policy	Form 8-K	001-39288	10.1	March 29, 2021
10.23	AppHarvest, Inc. Employee Cash Incentive Plan	Form 8-K	001-39288	10.2	March 29, 2021
10.24	AppHarvest, Inc. Amended and Restated Employee Cash Incentive Plan	Form 10-Q	001-39288	10.1	August 3, 2022
10.25^	Credit Agreement, dated July 23, 2021, between CEFF II AppHarvest Holdings, LLC and AppHarvest Richmond Farm, LLC	Form 10-Q	001-39288	10.4	November 10, 2021
10.26*	First Amendment to Credit Agreement between AppHarvest Richmond Farm, LLC, and CEFF II AppHarvest Holdings, LLC	Form 10-Q	001-39288	10.2	August 3, 2022
10.27^	Second Amendment to Credit Agreement between AppHarvest Richmond Farm, LLC, and CEFF II AppHarvest Holdings, LLC	Form 10-Q	001-39288	10.1	November 7, 2022
10.28*	Waiver and Amendment by and between AppHarvest Richmond Farm, LLC and CEFF II AppHarvest Holdings, LLC, dated as of December 21, 2022.
10.29	Second Amendment to Right of First Refusal Agreement, dated July 23, 2021, by and between Equilibrium Sustainable Foods, LLC and AppHarvest, Inc	Form 10-Q	001-39288	10.5	November 10, 2021
10.30^	Promissory Note, in favor of JPMorgan Chase Bank, N.A., dated September 24, 2021 only for reference purposes, by AppHarvest Pulaski Farm, LLC	Form 10-Q	001-39288	10.6	November 10, 2021
10.31	Guaranty-Multiple Subsidiaries, dated September 24, 2021 only for reference purposes, by AppHarvest Operations, Inc	Form 10-Q	001-39288	10.7	November 10, 2021
10.32	Assignment of Deposit Account, dated September 24, 2021 only for reference purposes, by AppHarvest Operations, Inc	Form 10-Q	001-39288	10.8	November 10, 2021
10.33	Master Credit Agreement, dated June 15, 2021, as amended by that certain Addendum to Master Credit Agreement, dated June 15, 2021, by and between AppHarvest Morehead Farm, LLC and among Rabo AgriFinance LLC	Form 8-K	001-39288	10.1	June 15, 2021
10.34*^	Addendum to the Master Credit Agreement, dated December 29, 2022, by and between AppHarvest Morehead Farm, LLC and among Rabo AgriFinance LLC.
10.35	Common Stock Purchase Agreement by and between the Registrant and B. Riley Principal Capital, LLC, dated December 15, 2021	Form 8-K	001-39288	10.1	December 15, 2021
10.36	Registration Rights Agreement by and between the Registrant and B. Riley Principal Capital, LLC, dated December 15, 2021	Form 8-K	001-39288	10.2	December 15, 2021
10.37	Loan Agreement between AppHarvest Pulaski Farm, LLC, AppHarvest Operations, Inc. and Great Nevada Credit Union	Form 10-Q	001-39288	10.2	November 7, 2022
10.38*^+	Purchase Agreement by and between AppHarvest Berea Farm, LLC and Mastronardi Berea LLC, dated as of December 23, 2022
10.39*^+	Lease Agreement by and between AppHarvest Berea Farm, LLC and Mastronardi Berea LLC, dated as of December 23, 2022
10.40*	Employment Agreement, dated February 20, 2023, by and between AppHarvest and Loren Eggleton
10.41*	Retention Bonus Agreement, dated February 20, 2023, by and between AppHarvest and Loren Eggleton
10.42*	Amended Retention Bonus Agreement, dated March 14, 2023, by and between AppHarvest and Loren Eggleton
10.43*+	Note and Loan Agreement by and between AppHarvest Berea Farm LLC and Mastronardi Produce-USA, Inc. dated October 24, 2022

21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Dated: March 15, 2023

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

Signature	Title	Date

/s/ Jonathan Webb	Chief Executive Officer, Chairperson and Director	March 15, 2023
Jonathan Webb	(Principal Executive Officer)

/s/ Loren Eggleton	Chief Financial Officer	March 15, 2023
Loren Eggleton	(Principal Financial Officer and Principal Accounting Officer)

/s/ Tony Martin	Chief Operating Officer and Director	March 15, 2023
Tony Martin

/s/ David Lee	Director	March 15, 2023
David Lee

/s/ J. Kevin Willis	Director	March 15, 2023
J. Kevin Willis

/s/ Kiran Bhatraju	Director	March 15, 2023
Kiran Bhatraju

/s/ Hollie P. Harris	Director	March 15, 2023
Hollie P. Harris

/s/ Greg Couch	Director	March 15, 2023
Greg Couch

/s/ R. Geof Rochester	Director	March 15, 2023
R. Geof Rochester

/s/ Martha Stewart	Director	March 15, 2023
Martha Stewart