Form 10-Q
period 2023-03-31
AppHarvest, Inc.
filed 2023-05-10
CIK 1807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0001, outstanding at May 5, 2023, were 155,108,773.

APPHARVEST, INC

Part I - Financial Information
Item 1. Financial Statements
APPHARVEST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands except per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$50,017	$54,334
Restricted cash	23,450	24,198
Accounts receivable, net	3,669	2,786
Inventories, net	16,105	18,078
Prepaid expenses and other current assets	17,341	14,716
Total current assets	110,582	114,112
Operating lease right-of-use assets, net	2,503	2,626
Property and equipment, net	476,334	456,178
Other assets, net	20,385	22,412
Total non-current assets	499,222	481,216
Total assets	$609,804	$595,328
Liabilities and stockholders’ equity
Current Liabilities
Accounts payable	$30,445	$16,571
Accrued expenses	14,517	21,996
Current portion of lease liabilities	505	514
Current portion of long-term debt	3,685	3,685
Other current liabilities	45	202
Total current liabilities	49,197	42,968
Long-term debt, net of current portion	178,819	180,537
Lease liabilities, net of current portion	2,509	2,628
Financing obligation	105,680	103,787
Deferred income tax liabilities	4,682	4,925
Private Warrant liabilities	110	119
Other liabilities	63	73
Total non-current liabilities	291,863	292,069
Total liabilities	341,060	335,037
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.0001, 10,000 shares authorized, 0 issued and outstanding, as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001, 750,000 shares authorized, 155,084 and 108,511 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	16	11
Additional paid-in capital	658,972	615,452
Accumulated deficit	(397,590)	(363,960)
Accumulated other comprehensive income	7,346	8,788
Total stockholders’ equity	268,744	260,291
Total liabilities and stockholders’ equity	$609,804	$595,328
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
(In thousands except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net sales	$13,011	$5,164
Cost of goods sold	34,345	13,554
Gross loss	(21,334)	(8,390)
Operating expenses:
Selling, general and administrative expenses	10,016	21,039
Total operating expenses	10,016	21,039
Loss from operations	(31,350)	(29,429)
Other income (expense):
Interest expense	(2,698)	—
Change in fair value of Private Warrants	9	(1,329)
Other	166	14
Loss before income taxes	(33,873)	(30,744)
Income tax benefit	243	109
Net loss	(33,630)	(30,635)

Other comprehensive (loss) income :
Net unrealized (losses) gains on derivatives contracts, net of tax	(1,442)	4,360
Comprehensive loss	$(35,072)	$(26,275)

Net loss per common share:
Basic and diluted	$(0.26)	$(0.30)
Weighted average common shares outstanding:
Basic and diluted	131,124	101,321

See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
December 31, 2021	101,136	$10	$576,895	$(187,314)	$(1,951)	$387,640
Conversion of Private Warrants	—	—	1,104	—	—	1,104
Stock options exercised	—	—	36	—	—	36
Vesting of restricted stock units	414	—	(953)	—	—	(953)
Stock-based compensation	—	—	6,035	—	—	6,035
Net loss	—	—	—	(30,635)	—	(30,635)
Other comprehensive income	—	—	—	—	4,360	4,360
March 31, 2022	101,550	$10	$583,117	$(217,949)	$2,409	$367,587

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
December 31, 2022	108,511	$11	$615,452	$(363,960)	$8,788	$260,291
Issuance of common stock, net	46,000	5	43,033	—	—	43,038
Stock options exercised	391	—	63	—	—	63
Vesting of restricted stock units	182		(79)	—	—	(79)
Stock-based compensation	—	—	503	—	—	503
Net loss	—	—	—	(33,630)	—	(33,630)
Other comprehensive loss	—	—	—	—	(1,442)	(1,442)
March 31, 2023	155,084	$16	$658,972	$(397,590)	$7,346	$268,744
See accompanying notes to the unaudited condensed consolidated financial statements.

APPHARVEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net loss	$(33,630)	$(30,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Private Warrants	(9)	1,329
Deferred income tax benefit	(243)	(109)
Depreciation and amortization	7,641	3,112
Interest expense from financing obligation	1,974	—
Stock-based compensation expense	503	6,035
Rent expense (less than) in excess of payments	(5)	26
Changes in operating assets and liabilities:
Accounts receivable, net	(883)	(307)
Inventories, net	1,973	(78)
Prepaid expenses and other current assets	(2,625)	1,613
Other assets, net	51	(9,230)
Accounts payable	2,804	301
Accrued expenses	(2,386)	(2,124)
Other current liabilities	(157)	—
Other non-current liabilities	(10)	2,564
Net cash used in operating activities	(25,002)	(27,503)
Investing Activities
Purchases of property and equipment	(21,171)	(39,018)
Net cash used in investing activities	(21,171)	(39,018)
Financing Activities
Proceeds from debt	—	25,902
Repayments of debt	(937)	—
Debt issuance costs	(895)	—
Payments on financing obligation	(82)	—
Proceeds from stock options exercised	63	36
Payments of withholding taxes on restricted stock units	(79)	(953)
Proceeds from issuance of common stock	46,000	—
Payments for common stock issuance	(2,962)	—
Net cash provided by financing activities	41,108	24,985
Change in cash and cash equivalents	(5,065)	(41,536)
Cash, cash equivalents and restricted cash at the beginning of period	78,532	176,311
Cash, cash equivalents and restricted cash at the end of period	73,467	134,775
Less restricted cash at the end of the period	23,450	37,130
Cash and cash equivalents at the end of the period	$50,017	$97,645
Non-cash Activities:
Fixed assets purchases in accounts payable	$24,056	$5,272
Fixed assets purchases in accrued liabilities	$4,108	$2,207
Termination of operating leases which decrease operating lease liabilities	$—	$237
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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern. The Company has incurred losses from operations and generated negative cash flows from operating activities since inception. During the three-months ended March 31, 2023, the Company incurred net losses of $33,630 and generated negative cash flows from operations of $25,002. The Company’s current operating plan, which includes its planting and harvesting activities, indicates that it will continue to incur losses from operations and generate negative cash flows from operating activities. In addition, debt service requirements and the Company’s plans to continue to invest in the build-out and start-up of its new and future CEA facilities, including AppHarvest Berea, AppHarvest Richmond and AppHarvest Somerset, will have an adverse impact on its liquidity. As of March 31, 2023, the Company had $50,017 cash on hand, and an accumulated deficit of $397,590. Management believes there is substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds in order to operate its business, meet obligations as they become due and continue the ongoing operation, construction, and build-out and start-up of its CEA facilities. In December 2022, the Company completed a sale-leaseback of its salad greens facility and property in Berea, Kentucky. The Company raised additional capital in February 2023 through an underwritten public offering, as further discussed in Note 15 – Shareholders’ Equity. The Company is exploring additional financing alternatives, including, but not limited to additional sale-leaseback transactions related to other CEA facilities, third-party equity or debt financing, or other sources, such as strategic relationships or other transactions with third parties, that may or may not include business combination transactions. However, financing may not be available to the Company in the necessary time frame, in amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company is unable to raise the necessary funds when needed, it may materially and adversely impact the Company’s ability to execute on its operating plans, the operation of the Company’s current CEA facilities and the construction, build-out and start-up of the CEA facilities could be delayed, scaled back, or abandoned. If the Company becomes unable to continue as a going concern, it may have to dispose of assets and might realize significantly less than the values at which they are carried on its condensed consolidated financial statements. These actions may cause the Company’s

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
stockholders to lose all or part of their investment in the Company’s common stock. The condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited condensed consolidated financial statement should be used in conjunction with the Company’s audited consolidated financial statements, as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023.
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

2. Summary of Significant Accounting Policies

Use of Estimates in Condensed Consolidated Financial Statements

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although these estimates are based on the Company’s knowledge of current events and actions the Company may undertake in the future, actual results could differ from those estimates and assumptions. Significant items subject to such estimates and assumptions primarily include the valuation of inventory.

The Company’s results can also be affected by economic, political, legislative, regulatory, legal actions, and the global volatility and general market disruption and geopolitical tensions. Economic conditions, such as recessionary trends, inflation, supply chain disruptions, interest and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, environmental, regulatory or administrative actions, claims, or proceedings.

Restricted Cash

At March 31, 2023, restricted cash includes $14,386 related to a master credit agreement with Rabo AgriFinance LLC (“Rabo”) for a real estate term loan (the “Rabo Loan”), $6,656 in contributions to a project and interest reserve account for AppHarvest Somerset for the loan agreement with Greater Nevada Credit Union (the “GNCU Loan”), and $2,408 for construction related to AppHarvest Berea. At December 31, 2022, restricted cash included $12,007 related to the Rabo Loan, $9,791 in contributions to the aforementioned project and interest reserve account, and $2,400 for construction related to AppHarvest Berea.

Capitalization of Interest

During the three months ended March 31, 2023 and March 31, 2022, $2,226 and $1,648 of interest expense has been capitalized, respectively.

Warrants

At March 31, 2023, there were 13,242 warrants to purchase Common Stock outstanding, consisting of 12,191 public warrants (“Public Warrants”) and 1,051 private warrants (“Private Warrants” and together with Public Warrants, “Warrants”). The Private Warrants are held by the initial stockholders of the special purpose acquisition company. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. The warrants expire on January 29, 2026, or earlier upon redemption or liquidation.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)

The fair value of the Private Warrants is estimated at each measurement date using a Black-Scholes option pricing model. See Note 5 - Fair Value Measurements for inputs used in calculating the estimated fair value.

Accounts Receivable

The Company’s trade accounts receivable are non-interest bearing and are recorded at the net realizable value. The allowance for doubtful accounts represents the Company’s best estimate of the amount of expected credit losses in existing accounts receivable. As of March 31, 2023 and December 31, 2022, the Company had no allowance for doubtful accounts.

New Accounting Pronouncements

No new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the condensed consolidated financial statements.

3. Restructuring

In an effort to continue to reduce operating expenses, during the three months ended March 31, 2023, the Company incurred restructuring costs of $355 for severance. As of March 31, 2023, there is no remaining liability associated with these restructuring charges.

During the first quarter of 2022, the Company initiated and completed a restructuring plan to reduce operating costs. During the three months ended March 31, 2022, the Company incurred total costs of $1,990 related to the restructuring initiative, of which $1,185 was for severance and other benefits, and $805 was for legal and other costs.

All of the costs discussed above are included in selling, general and administrative (“SG&A”) in the consolidated statements of operations and comprehensive loss in their respective periods.

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

Disaggregation of Revenue

Net sales consists of revenue from the sale of tomatoes, cucumbers, strawberries and salad greens produced at the Company’s CEA facilities (collectively, the “Products”) and primarily sold to Mastronardi Produce Limited (“Mastronardi”) under the Purchase and Marketing Agreement (the “Mastronardi Agreement”). The following table presents the Company’s total revenue disaggregated by product type:

	Three Months Ended
	March 31, 2023	March 31, 2022
Tomatoes	$10,966	$5,164
Strawberries	1,008	—
Salad greens	846	—
Cucumbers	191	—
	$13,011	$5,164

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

The table below presents the Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for each measurement:

		Fair Value as of:
		March 31, 2023				December 31, 2022
	Balance Sheet Account	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	Other assets, net	$—	$7,346	$—	$7,346	$—	$8,788	$—	$8,788
Total assets		$—	$7,346	$—	$7,346	$—	$8,788	$—	$8,788
Liabilities:
Private Warrants	Private Warrant liabilities	—	110	—	110	—	119	—	119
Total liabilities		$—	$110	$—	$110	$—	$119	$—	$119

The Company’s derivative contracts are measured at fair value using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts.

As of March 31, 2023, the carrying value of the Company’s debt, other than the GNCU Loan, approximated fair value due to the short term nature of the debt or that such borrowings bear variable interest rates that correspond to current market rates. The fair value of the GNCU Loan was estimated using discounted cash flow analyses based on current estimated incremental borrowing rates for similar types of borrowing arrangements (Level 2). If our GNCU Loan was measured at fair value, it would have been $42,490 as of March 31, 2023.

See Note 12 - Derivative Financial Instruments and Note 10 - Debt for more information on the Company’s use of financial instruments.

The Private Warrant liabilities are determined using a Black-Scholes option pricing model, a Level 2 valuation. The significant inputs to the Private Warrant valuation are as follows:

	March 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$0.61	$0.57
Volatility	113.0%	114.0%
Remaining term in years	2.83	3.08
Risk-free rate	3.81%	4.22%
Dividend yield	—	—

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
The following table summarizes the private warrant activity for the three months ended March 31, 2023:

Fair value of Private Warrants on December 31, 2022	$119
Fair value of Private Warrants converted to Public Warrants	—
Change in fair value of Private Warrants	(9)
Fair value of Private Warrants outstanding as of March 31, 2023	$110

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

6. Inventories
Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and are comprised of the purchase and transportation cost plus production labor and overhead. Raw materials primarily represent growing and packaging supplies. Growing crop inventories primarily represent the costs associated with growing produce within the Company’s CEA facilities. Finished goods inventories represent costs associated with boxed produce not yet sold.

	March 31, 2023	December 31, 2022
Raw materials	$6,307	$6,191
Growing crops	9,220	11,546
Finished goods	578	341
Total inventories, net	$16,105	$18,078

7. Property and Equipment

	March 31, 2023	December 31, 2022
Land	$30,639	$29,877
Buildings	244,194	215,420
Machinery and equipment	116,934	114,407
Construction in progress	112,254	116,544
Leasehold improvements	4,688	4,688
Less: accumulated depreciation	(32,375)	(24,758)
Total property and equipment, net	$476,334	$456,178
Depreciation expense was $7,641 for the three months ended March 31, 2023, compared to $3,039 for the three months ended March 31, 2022.

8. Other Assets

	March 31, 2023	December 31, 2022
Utility deposits	$6,253	$6,246
Investment in unconsolidated entity	5,000	5,000
Prepayments for fixed assets	750	1,284
Interest rate swap	7,346	8,788
Other assets	1,036	1,094
Total other assets	$20,385	$22,412

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)

9. Accrued Expenses

	March 31, 2023	December 31, 2022
Construction costs	$4,108	$9,201
Payroll and related	3,042	5,314
Inventory	3,019	2,273
Professional service fees	2,161	983
Utilities	1,149	2,746
Other accrued liabilities	1,038	1,479
Total accrued expenses	$14,517	$21,996

10. Debt

	March 31, 2023	December 31, 2022
Rabo Loan	$70,313	$71,250
Equilibrium Loan	66,252	66,252
GNCU Loan	50,000	50,000
Unamortized debt issuance costs	(4,061)	(3,280)
Debt, net of issuance costs	182,504	184,222
Less current portion	(3,685)	(3,685)
Long term, net	$178,819	$180,537

On February 2, 2023, the Company amended the Rabo Loan to grant the lender a first priority security interest in the reserve deposit account with JPMorgan Chase Bank. In return, the lender waived one technical event of default existing with the Rabo Loan related to the Company’s failure to report the Company’s separation from certain of its former executive officers within the timeframe required by the Rabo Loan.

On March 31, 2023, the Company further amended the Rabo Loan. The amendment modified the first day upon which the Company must comply with the leverage ratio covenant under the Rabo Loan from March 31, 2023, to June 30, 2023. The amendment also required that the Company deposit $2,000 into a designated reserve account on March 31, 2023 and make two additional deposits, each of $500 on April 30, 2023 and May 31, 2023, to secure the Company’s obligations under the Rabo Loan. The amendment also added covenants restricting the Company’s ability to incur certain debts and allows the lender to terminate the Company’s existing interest rate swap in the lender’s discretion, and requires that the Company reimburse the lender for certain third-party financial advisory expenses.
11. Commitments and Contingencies
(a)Leases
For the three months ended March 31, 2023 the Company recognized $158 of operating lease expense in SG&A within the unaudited condensed consolidated statement of operations and comprehensive loss compared to $239 for the three months ended March 31, 2022.

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
The future minimum rental payments required under the leases for each year of the next five years and in the aggregate thereafter are as follows:

Operating leases
Remainder of 2023	$494
2024	613
2025	701
2026	707
2027	591
2026 and thereafter	621
Total minimum payments required	3,727
Less: imputed interest costs(1)	(713)
Present value of net minimum lease payments(2)	$3,014
Weighted-average imputed interest rate	7.21%
Weighted-average remaining lease term (in years)	5.5
____________________________
(1)Represents the amount necessary to reduce net minimum lease payments to present value using actual rate in the lease agreement or the Company’s incremental borrowing rate at lease inception.
(2)Included in the unaudited condensed consolidated balance sheet as of March 31, 2023 as current and non-current lease liability of $505 and $2,509, respectively.
Supplemental cash flow information related to leases is as follows:

	Period Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$183	$231
Operating lease right-of-use assets surrendered with the early termination of operating lease liabilities	$—	$(237)

(b)     Litigation
The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of business. The Company records a liability when a particular contingency is probable and estimable.

On September 24, 2021, the first of two federal securities class action lawsuits (captioned Ragan v. AppHarvest, Inc.) was filed by a purported stockholder of the Company in the United States District Court for the Southern District of New York on behalf of a proposed class consisting of those who acquired the Company’s securities between May 17, 2021 and August 10, 2021. On December 13, 2021, the court consolidated the two cases, and appointed a lead plaintiff. An amended complaint was filed on March 2, 2022. The amended complaint was brought as a purported class action on behalf of purchasers of the Common Stock between February 1, 2021 to August 10, 2021. The amended complaint named the Company and certain of its current officers as defendants, and alleged that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements regarding the Company’s operations at AppHarvest Morehead in the first half of 2021. In particular, the lead plaintiff alleged that the Company’s public statements during the class period were false and misleading because the Company failed to disclose issues related to its tomato harvest and employee training and retention. The amended complaint sought unspecified monetary damages on behalf of the punitive class and an award of costs and expense, including reasonable attorneys’ fees. On May 2, 2022, the Company filed a motion to dismiss the amended complaint. On July 25, 2022, the lead plaintiff filed a second amended complaint with substantially similar allegations. On September 23, 2022, the Company filed a motion to dismiss the second amended complaint. The lead plaintiff filed his opposition to the Company’s motion to dismiss the second amended complaint on November 22, 2022, and the Company filed its reply in support of its motion to dismiss the second amended complaint on January 13, 2023.

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

(c)     Purchase commitments
There were no material changes to the Company’s purchase commitments, outside the ordinary course of business, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
12. Derivative Financial Instruments

The following table summarizes the before and after tax amounts for the various components of other comprehensive (loss) income for the periods presented:

	Three Months Ended
	March 31, 2023			March 31, 2022
	Before Tax	Tax Benefit	After Tax	Before Tax	Tax Expense	After Tax
Foreign currency	$—	$—	$—	$125	$—	$125
Interest rate swap	(1,442)	—	(1,442)	4,235	—	4,235
Total other comprehensive (loss) income	$(1,442)	$—	$(1,442)	$4,360	$—	$4,360

During the three months ended March 31, 2023 and March 31, 2022, an income tax benefit (expense) of $378 and $(1,165) was recognized within other comprehensive income (loss), respectively.
The income tax expense of $1,933 and $2,822 related to the balance in accumulated other comprehensive income (“AOCI”) at March 31, 2023 and December 31, 2022, respectively, is fully offset by a valuation allowance. The Company will release the AOCI amounts, net of any tax impact, from the interest rate swap in the periods that the underlying transactions impact earnings as described above.
13. Stock-based Compensation
Total stock-based compensation expense was $503 and $6,035 for the three months ended March 31, 2023, and March 31, 2022, respectively, of which $346, and $5,894, were included in SG&A and $157 and $141 were included in cost of goods sold for the three months ended March 31, 2023 and March 31, 2022, respectively.
14. Income Taxes
The Company’s effective income tax rate was 0.7% and 0.4% for the three months ended March 31, 2023, and March 31, 2022, respectively. The variance from the U.S. federal statutory rate of 21% for the three months ended March 31, 2023 and

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
March 31, 2022, was primarily attributable to increases in the Company’s valuation allowance largely driven by increases in the Company’s net operating loss carryforwards.
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
15. Shareholders' Equity
Net Loss per Common Share
Diluted net loss per common share is the same as basic net loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive:

	Three Months Ended
	March 31,
	2023	2022
Anti-dilutive common share equivalents
Stock options	1,279	2,727
Restricted stock units	2,576	5,683
Vested/Exercised, not issued	—	—
Warrants	13,242	13,242
Total anti-dilutive common share equivalents	17,097	21,652

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss	$(33,630)	$(30,635)
Denominator:
Weighted-average common shares outstanding, basic and diluted	131,124	101,321
Net loss per common share, basic and diluted	$(0.26)	$(0.30)

Public Offering

In February 2023, in order to raise capital to fund the Company’s planned expenditures and meet its obligations, the Company complete an underwritten public offering (the “Public Offering”) of 46,000 shares of Common Stock at a public offering price of $1.00 per share and received approximately $43,038 in net proceeds, after deducting underwriting discounts and commissions of $2,400, and offering costs of $562.

16. Subsequent Events

On May 5, 2023, the Company received a notice of default and reservation of rights (the “Notice of Default”) from CEFF II AppHarvest Holdings, LLC (“CEFF”), an affiliate of Equilibrium Controlled Foods Fund, LLC (“Equilibrium”) related to a credit agreement for the development of the Richmond CEA facility initially entered into on July 23, 2021, and subsequently amended (the “Equilibrium Loan”). The Notice of Default alleges certain defaults relating to increases in the construction budget and delays in construction made without Equilibrium approval, the existence of a mechanic’s lien, and alleged construction deficiencies. The Company intends to assert several defenses to the claims in the Notice of Default. The Company

APPHARVEST, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(amounts in thousands except per share amounts)
believes that certain of the alleged defaults have no basis and are without merit, and that there were no events of default, as defined within the Equilibrium Loan, as of and during the three-months ended March 31, 2023.

In the event of default under the Equilibrium Loan, the Equilibrium Loan would entitle CEFF to exercise any of its rights and remedies under the Equilibrium Loan, including, inter alia, a demand for payment from the Company in its capacity of guarantor of the Equilibrium Loan, acceleration of the Equilibrium Loan and commencement for foreclosure proceedings on AppHarvest Richmond. If the Equilibrium Loan were to be accelerated, the Company would be required to repay the entire principal balance of the Equilibrium Loan on demand, plus other costs such as attorney’s fees, lender costs, and a prepayment premium. In addition, an event of default beyond applicable notice and cure periods under the Equilibrium Loan would trigger a cross-default under the Rabo Loan, which would entitle Rabo to exercise any of its rights and remedies under the Rabo Loan, including, inter alia, acceleration of the Rabo Loan and commencement for foreclosure proceedings on AppHarvest Morehead. If the outstanding debt under the Rabo Loan were to be accelerated, the Company would be required to repay the entire principal balance of the loan on demand, plus other costs such as attorney’s fees and lender costs. As of May 10, 2023, the Company has not received notice from Rabo alleging a cross-default under the Rabo Loan.

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
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on March 15, 2023 (“Form 10-K”). As used in this section, unless the context suggests otherwise, “we,” “us,” “our,” “Company,” and “AppHarvest” refer to AppHarvest, Inc. and its consolidated subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were founded on January 19, 2018. Together with our subsidiaries, we are a sustainable food company in Appalachia developing and operating some of the world’s largest high-tech indoor farms with robotics and artificial intelligence to build a reliable, climate-resilient food system. Our farms are designed to grow produce using sunshine, rainwater and up to 90% less water than open-field growing, all while producing yields up to 30 times that of traditional agriculture and preventing pollution from agricultural runoff. We work to improve access to nutritious food, while farming more sustainably, building a domestic food supply, and increasing investment in Appalachia.

On May 5, 2023, we received a notice of default and reservation of rights (the “Notice of Default”) from CEFF II AppHarvest Holdings, LLC (“CEFF”), an affiliate of Equilibrium Controlled Foods Fund, LLC (“Equilibrium”) related to our borrowings under the credit agreement dated July 23, 2021, as subsequently amended (the “Equilibrium Loan”). See “—Debt Facilities - Notice of Default” for more information regarding the Notice of Default.

Going Concern

We have incurred losses from operations and generated negative cash flows from operating activities since inception. During the three months ended March 31, 2023, and the year ended December 31, 2022, we incurred net losses of $33.6 million and $176.6 million, respectively, and generated negative cash flows from operations of $25.0 million and $86.1 million, respectively. There is no guarantee when, if ever, we will become profitable. In addition, our debt service requirements and our plans to continue investing in the development of our CEA facilities, including AppHarvest Berea, AppHarvest Richmond, and AppHarvest Somerset, will have an adverse impact on our liquidity. We continue to take actions to maintain appropriate levels of liquidity. In December 2022, we completed a sale-leaseback transaction on our AppHarvest Berea property (the “Berea Sale-Leaseback”), which provided us with net proceeds of $57.5 million (of which $22.5 million was required to be set aside for construction costs for AppHarvest Richmond). In February 2023, we raised approximately $43.0 million in net proceeds in the Public Offering. As of March 31, 2023, we had $50.0 million of cash on hand, and an accumulated deficit of $397.6 million. Despite these actions, management believes there is substantial doubt about our ability to continue as a going concern. In light of higher expenses experienced in the first quarter of 2023 related to deposits into the designated reserve account as required by the March 31, 2023, amendment to the Rabo Loan, increased professional fees, and lower revenue from strawberries and higher expenses expected in the second quarter of 2023 related to additional deposits into the Rabo reserve account, increased capital expenditures and to lost revenues as a result of the mitigation and replanting efforts we are undertaking at AppHarvest Berea, we currently estimate that absent additional sources of financing, our existing cash and cash equivalents will only allow us to continue our planned operations into the third quarter of 2023. Investors should read the section below titled Liquidity and Capital Resources for additional information regarding our financial condition and ability to continue operations.

Nasdaq Notice

On April 18, 2023, we received an additional letter from Nasdaq, notifying us that, for the previous 30 consecutive business day periods prior to the date of the letter, the closing bid price for our Common Stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until October 16, 2023, to regain compliance with Nasdaq’s bid price requirement. If, at any time before October 16, 2023, the bid price for our Common Stock closed at $1.00 or more for a minimum of 10 consecutive business days, we would regain compliance with the bid price requirement, unless Nasdaq staff exercised its discretion to extend this 10-day period pursuant to Nasdaq rules.
Factors Affecting Our Financial Condition and Results of Operations
We have expended, and expect to continue to expend, substantial resources as we:
•build-out and ramp-up the second half of AppHarvest Richmond and invest in additional CEA facilities in the future;
•finalize construction of AppHarvest Berea and AppHarvest Somerset;
•continue our third growing season at AppHarvest Morehead, which began during the third quarter of 2022, and plant and harvest new crops in AppHarvest Berea salad greens facility, and AppHarvest Somerset, including future growing seasons;
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

Key Components of Statement of Operations
Net Sales
Substantially all of our net sales for the three months ended March 31, 2023, and 2022, were generated from the sale of tomatoes, and for the three months ended March 31, 2023, to a lesser extent salad greens, strawberries, and cucumbers, under an agreement with one customer, Mastronardi. Net sales include revenues earned from the sale of our products, less commissions, shipping, distribution and other costs incurred as defined in our customer agreements.
Cost of Goods Sold
Cost of goods sold for the three months ended March 31, 2023, and 2022, consisted of expenses incurred related to the production of inventory sold to customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2023, and 2022, consisted of payroll and payroll related expenses, stock-based compensation, professional services and legal fees, licenses and registration fees, insurance, depreciation, rent and various other personnel and office related costs. SG&A also includes start-up expenses related to new CEA facilities which were under construction and ramping up operations in 2022.

Interest Expense
Interest expense for the three months ended March 31, 2023, and March 31, 2022, primarily relates to long-term debt to help finance the construction of our CEA facilities. Interest expense for the three months ended March 31, 2023, also includes interest related to our Berea financing obligation. All of the interest expense for the three months ended March 31, 2022, has been capitalized as a component of the cost of those facilities.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and March 31, 2022
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Net sales	$13,011	$5,164
Cost of goods sold	34,345	13,554
Gross loss	(21,334)	(8,390)
Operating expenses:
Selling, general and administrative expenses	10,016	21,039
Total operating expenses	10,016	21,039
Loss from operations	(31,350)	(29,429)
Other income (expense):
Interest expense	(2,698)	—
Change in fair value of Private Warrants	9	(1,329)
Other	166	14
Loss before income taxes	(33,873)	(30,744)
Income tax benefit	243	109
Net loss	$(33,630)	$(30,635)
The following sections discuss and analyze the changes in the significant line items in our unaudited condensed consolidated statements of operations for the comparison periods identified.
Net Sales

Net sales for the three months ended March 31, 2023, were $13.0 million compared to $5.2 million for the comparable prior year period. The increase of $7.8 million for the three months ended March 31, 2023, was primarily due to the start-up of operations at AppHarvest Richmond, AppHarvest Somerset and AppHarvest Berea as we increased our tomato production capacity and began to sell strawberries, salad greens and cucumbers. The mitigation efforts at the Berea facility that we began to undertake in April 2023, as more fully described in “Risk Factors – We face risks inherent in the agriculture business, including the risks of diseases and pests”, is expected to negatively impact net sales for the quarter ended June 30, 2023, by approximately $3.0 million. We anticipate that we will make up these sales in the second half of the year and do not expect a material negative impact for the full year ended December 31, 2023.
Cost of Goods Sold
Cost of goods sold for the three months ended March 31, 2023, was $34.3 million compared to $13.6 million for the comparable prior year period. The increase of $20.8 million for the three months ended March 31, 2023, was due costs related to the start-up of operations at AppHarvest Richmond, AppHarvest Berea, and AppHarvest Somerset, which was slightly offset by a decrease in cost of goods sold at AppHarvest Morehead of approximately $0.8 million during the three months ended March 31, 2023 compared to the comparable prior year period.
Selling, General, and Administrative Expenses
SG&A for the three months ended March 31, 2023 was $10.0 million compared to $21.0 million for the comparable prior year period. The $11.0 million decrease during the three months ended March 31, 2023 was primarily driven by a $5.5 million decrease in stock-based compensation expense and lower salaries largely due to reduced headcount as a result of restructuring initiatives in the prior year, and a decrease in new facility start-up costs of approximately $0.4 million compared to the comparable prior year period.

Interest Expense
Interest expense for the three months ended March 31, 2023, and March 31, 2022, was incurred on long-term debt used to help finance the construction of our CEA facilities. For the three months ended March 31, 2023, interest expense also includes interest associated with the Berea financing obligation. For the three months ended March 31, 2023, $2,226 of interest has been capitalized as a component of the cost of those facilities compared to all, or $1,648, of the interest expense for the three months ended March 31, 2022.
Income Taxes
We recorded an income tax benefit of $243 during the three months ended March 31, 2023, resulting in an effective income tax rate of 0.7% for the three months ended March 31, 2023, compared to an income tax benefit of $109 during the three months ended March 31, 2022. The variance from the U.S. federal statutory rate of 21% for the three months ended March 31, 2023 was primarily attributable to increases in our valuation allowance largely driven by increases in our net operating loss carryforwards.
Liquidity and Capital Resources
Liquidity and Going Concern

At March 31, 2023, we had an accumulated deficit of $397.6 million. We have incurred losses and generated negative cash flows from operations since our inception in 2018. We expect to continue to incur losses and negative cash flows from operating expenses for the foreseeable future as we continue construction, build-out and start-up of our CEA facilities and ramp up operations and production at our new CEA facilities. In addition, our material cash requirements, as described below, will have an adverse impact on our liquidity.

Cash and cash equivalents totaled $50.0 million and $54.3 million as of March 31, 2023, and December 31, 2022, respectively. We expect that we will need additional capital to continue to fund our operations. Currently, our primary sources of liquidity are cash flows generated from the Public Offering that was completed in February 2023, and revenues from the sale of our tomatoes, salad greens, strawberries and cucumbers. Based on our current operating plan, we plan to rely on the net proceeds from the Public Offering for working capital and general corporate purposes as we ramp up production and sales from the four farms. The current volatility in the equity markets, coupled with the trading price of our common stock, create additional challenges to raising a sufficient amount of capital through equity financing in the near term.

We will need to raise additional funds in order to operate our business, meet obligations as they become due and continue the ongoing construction, build-out and start-up of our CEA facilities. We are pursuing additional financing alternatives, which include third-party equity or debt financing, or other sources, such as strategic relationships and other transactions with third parties, that may or may not include business combination transactions. However, financing may not be available to us in the necessary time frame, in amounts that we require, on terms that are acceptable to us, or at all. If we are unable to raise the necessary funds when needed, it may materially and adversely impact our ability to execute on our operating plans, and the construction, build-out and start-up of our future CEA facilities could be delayed, scaled back, or abandoned. These factors raise substantial doubt about our ability to continue as a going concern. In light of higher expenses experienced in the first quarter of 2023 related to deposits into the designated reserve account as required by the March 31, 2023, amendment to the Rabo Loan, increased professional fees, and lower revenue from strawberries and higher expenses expected in the second quarter of 2023 related to additional deposits into the Rabo reserve account, increased capital expenditures and to lost revenues as a result of the mitigation and replanting efforts we are undertaking at AppHarvest Berea, we currently estimate that in the absence of additional sources of financing, our existing cash and cash equivalents will only allow us to continue our planned operations into the third quarter of 2023.

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

Material Cash Requirements

Cash requirements for the next twelve months are expected to consist primarily of our current payroll, working capital requirements, planned capital expenditures, and debt service requirements. During the three months ended March 31, 2023, and the year ended December 31, 2022, we spent $18.5 million and $156.8 million, respectively on capital expenditures. We expect to incur approximately $40 million to $45 million more in capital expenditures during the next twelve months dependent on the continued availability of financing on acceptable terms. Principal payments on our outstanding debt are approximately $3.8 million over the next twelve months. In addition, under the terms of the master credit agreement with Rabo AgriFinance LLC dated June 15, 2021, as subsequently amended (the “Rabo Loan”), we were required to make a deposit of $0.5 million on April 30, 2023 and must make an additional deposit of $0.5 million by May 31, 2023, to secure our obligations under the Rabo Loan.

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
Debt Facilities

Equilibrium Loan Agreement

On July 23, 2021, we entered into a credit agreement with CEFF, an affiliate of Equilibrium, for a construction loan in the original principal amount of $91.0 million (the “Equilibrium Loan”) for the development of a CEA facility at our property in Richmond, Kentucky (the “Project”). The Equilibrium Loan provides monthly disbursements to fund capital costs of the Project in excess of our required equity contribution of 34.5% of the capital costs of the Project. The Equilibrium Loan requires monthly interest payments based on drawn capital at an initial interest rate of 8.000% per annum, which will increase by 0.2% per annum, beginning two years after closing of the Equilibrium Loan through maturity, which is expected to be July 23, 2024, with no required principal payments until maturity. On July 29, 2022, we amended the Equilibrium Loan to require that we decrease the balance of the Equilibrium Loan to $81.0 million on or prior to December 31, 2022 and further decrease the balance to $76.0 million on our prior to March 31, 2023. On December 21, 2022, we further amended the Equilibrium Loan to decrease the balance to $66.3 million, amend certain covenants and waive alleged defaults. In exchange, we agreed to deposit $22.5 million of the proceeds associated with the Berea Sale Leaseback into a segregated deposit account to be used for certain on-going construction work at AppHarvest Richmond. As of March 31, 2023, we had $66.3 million outstanding on the Equilibrium Loan.

As further described in “— Notice of Default”, on May 5, 2023, we received a Notice of Default from CEFF related to our borrowings under the Equilibrium Loan.

GNCU Loan Agreement

On July 29, 2022, we entered into a loan agreement with Greater Nevada Credit Union (the “GNCU Loan Agreement”) for an original principal amount of $50.0 million. The GNCU Loan has a maturity of 23 years with interest-only monthly payments on the aggregate unpaid principal balance of the GNCU Loan for the first 36 months. Thereafter, we will make 239 monthly installments of principal and interest based on a 20-year amortization, with the remaining balance of principal and interest due upon maturity. The initial interest rate is fixed at 6.45% per annum for the first five years of the GNCU Loan term. Thereafter, the interest rate is subject to change every five years during the term of the GNCU Loan, based on the Federal Home Loan Bank of Des Moines 5-Year Advance Rate as of such dates, plus a 3.40% spread, with an interest rate floor of 4.75%. The proceeds of the GNCU Loan were used at closing to, in part, pay off a then-existing loan and accrued interest thereon, of approximately $45.7 million, and to pay the closing costs, loan fees, and other costs of entering into the GNCU Loan. The GNCU Loan is recorded at cost, net of debt issuance costs of $2.6 million. The GNCU Loan required us to contribute $3.3 million to be held in an interest reserve account and $19.1 million in a project account, to be used to pay interest and the balance of project cost for AppHarvest Somerset in excess of the loan, respectively. The balance of these amounts are reflected in restricted cash in the consolidated balance sheet as of March 31, 2023. As of March 31, 2023, we had $50,0 million outstanding under the GNCU Loan.

Rabo Loan Agreement

On June 15, 2021, we entered into a master credit agreement with Rabo AgriFinance LLC (“Rabo”) for a real estate term loan in an original principal amount of $75.0 million (the “Rabo Loan”). The Rabo Loan matures on April 1, 2031, with quarterly interest payments that commenced on July 1, 2021 and quarterly principal payments that commenced on January 1, 2022, with the remaining balance of principal and interest due upon maturity. Payments are based on one month LIBOR plus 2.500% per annum. The Rabo Loan is collateralized by the business assets of the AppHarvest Morehead CEA facility and requires compliance with certain financial covenants. In July 2022, in exchange for a waiver from ratio covenant compliance and reporting for the June 30, 2022 period, we agreed to fund an additional $2.0 million to a reserve account.

On February 2, 2023, we amended the Rabo Loan to grant the lender a first priority security interest in the reserve deposit account with JPMorgan Chase Bank. In return, the Rabo waived one technical event of default existing with the Rabo Loan related to our failure to report separation from certain of our former executive officers within the timeframe required by the Rabo Loan.

On March 31, 2023, we further amended the Rabo Loan. The amendment modified the first day upon which we must comply with the leverage ratio covenant from March 31, 2023, to June 30, 2023. The amendment also required that the we deposit $2.0 million into a designated reserve account on March 31, 2023 and make two additional deposits, each of $0.5 million on April 30, 2023 and May 31, 2023, to secure our obligations under the Rabo Loan. The amendment also added covenants restricting our ability to incur certain debts and allows Rabo to terminate our existing interest rate swap at the their discretion, and requires that we reimburse Rabo for certain third-party financial advisory expenses. As of March 31, 2023, we had $70.3 million outstanding under the Rabo Loan.

As further described in “— Notice of Default”, on May 5, 2023, we received a Notice of Default from CEFF related to our borrowings under the Equilibrium Loan. An event of default under the Equilibrium Loan would trigger a cross-default under the Rabo Loan.

Notice of Default

On May 5, 2023, we received a Notice of Default from CEFF, an affiliate of Equilibrium, related to our borrowings under the Equilibrium Loan. The Notice of Default alleges certain defaults relating to increases in the construction budget and delays in construction made without CEFF’s approval, the existence of a mechanic’s lien, and alleged construction deficiencies. We plan on asserting several defenses to the claims in the Notice of Default. We believe that certain of the alleged defaults have no basis in the loan documents and/or rely on a mischaracterization of facts. Certain other alleged defaults are subject to cure periods and we plan on sending additional materials to CEFF to satisfy certain demands within the timeframe of such cure periods. An event of default under the Equilibrium Loan would entitle CEFF to exercise any of its rights and remedies in the Equilibrium Loan documents, including, inter alia, a demand for payment from the Company in its capacity as guarantor of the Equilibrium Loan, acceleration of the Equilibrium Loan and commencement for foreclosure proceedings on AppHarvest Richmond. The Notice of Default also contains a demand that we deposit an additional $15 million into a previously-established construction cost escrow account. Concurrent with the Notice of Default, CEFF also sent notice to the bank where such account is held asserting its right under a deposit account control agreement to block such account. As a result, further withdrawals from such account will require CEFF’s approval. The balance of the account as of March 31, 2023 was $5.3 million and is reflected in cash and cash equivalents on the condensed consolidated balance sheet. As of the date of the filing of this report, the balance in the account was $1.9 million. If the outstanding debt under the Equilibrium Loan were to be accelerated, we would be required to repay the entire principal balance of the loan on demand, plus other costs such as attorney’s fees, lender costs, and a prepayment premium. In addition, an event of default beyond the applicable notice and cure periods under the Equilibrium Loan would trigger a cross-default under the Rabo Loan which would entitle Rabo to exercise any of its rights and remedies under the Rabo Loan, including, inter alia, acceleration of the Rabo Loan and commencement for foreclosure proceedings on AppHarvest Morehead. If the outstanding debt under the Rabo Loan were to be accelerated, we would be required to repay the entire principal balance of the loan on demand, plus other costs such as attorney’s fees and lender costs. As of the date of this filing, we have not received notice from Rabo alleging a cross-default under the Rabo Loan. We are working with Equilibrium to come to a resolution, but we cannot guarantee a resolution on a timely basis, on favorable terms, or at all. If the amounts outstanding under the Equilibrium Loan or the Rabo Loan were to become immediately due and payable, we would need to take immediate further action to raise additional funds in the capital markets or otherwise to fund our obligations, and there is no guarantee that we would be able to successfully do so.

Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(25,002)	$(27,503)
Net cash used in investing activities	(21,171)	(39,018)
Net cash provided by financing activities	41,108	24,985
Cash and cash equivalents (including restricted cash) beginning of year	78,532	176,311
Cash and cash equivalents (including restricted cash) end of period	$73,467	$134,775
Net Cash Used In Operating Activities
Net cash used in operating activities was $25.0 million for the three months ended March 31, 2023, compared to $27.5 million for the three months ended March 31, 2022. The change of $2.5 million was primarily due to an increase in working capital for increased operations offset by a decrease in prepayments for fixed assets.
Net Cash Used In Investing Activities
Net cash used in investing activities was $21.2 million for the three months ended March 31, 2023, compared to $39.0 million for the three months ended March 31, 2022. The change of $17.8 million was primarily due to a decrease in purchases of property and equipment during three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $41.1 million for the three months ended March 31, 2023, compared to $25.0 million for the three months ended March 31, 2022. The change of $16.1 million was primarily due to net proceeds of approximately $43.0 million from the Public Offering, and repayments of debt of approximately $0.9 million during the three months ended March 31, 2023, compared to debt proceeds of approximately $25.9 million during the three months ended March 31, 2022.
Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with United States generally accepted accounting principals (“U.S. GAAP” or “GAAP”), we use certain non-GAAP measures, such as Adjusted EBITDA and Adjusted gross loss, to understand and evaluate our core operating performance. We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense or benefit, depreciation and amortization, adjusted to exclude: stock-based compensation expense, Business Combination transaction-related costs, restructuring and impairment costs, remeasurement of warrant liabilities, start-up costs for new CEA facilities, and certain other non-core items. We define and calculate Adjusted gross profit/(loss) as gross profit/(loss) adjusted to exclude the impact of depreciation and amortization and stock-based compensation expense related to cost of goods sold. We believe these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures for trend analyses and for budgeting and planning purposes.

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

Reconciliation of GAAP to Non-GAAP
The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Net loss	$(33,630)	$(30,635)
Interest expense	2,698	—
Interest income	(512)	(101)
Income tax benefit	(243)	(109)
Depreciation and amortization expense	7,641	3,112
EBITDA	(24,046)	(27,733)
Change in fair value of Private Warrants	(9)	1,329
Stock-based compensation expense	503	6,035
Restructuring costs(1)	355	1,990
Start-up costs for new CEA facilities(2)	—	355
Adjusted EBITDA	$(23,197)	$(18,024)

(1) See FN 3 - Restructuring
(2) Start-up costs are related to the pre-commencement commercial activities for tomatoes, salad greens and strawberries at the Richmond, Berea and Somerset CEA facilities

The following table presents a reconciliation of gross loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted gross loss:

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022	$ Change
Net sales	$13,011	$5,164	$7,847
Cost of goods sold	34,345	13,554	20,791
Gross loss	(21,334)	(8,390)	(12,944)
Depreciation and amortization	6,508	2,272	4,236
Stock-based compensation expense	157	141	16
Adjusted gross loss	$(14,669)	$(5,977)	$(8,692)

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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer and accounting officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Any acceleration of debt under the Equilibrium Loan or the Rabo Loan in connection with the Notice of Default we received could significantly and adversely affect our results of operations and financial condition.
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
•We have only recently commenced our third harvest, which makes it difficult to forecast future results of operations.
•Demand for our current and expected future products, which include tomatoes, salad greens, strawberries, cucumbers and other produce, is subject to seasonal fluctuations and may adversely impact our results of operations in certain quarters.
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

We have incurred losses from operations and generated negative cash flows from operating activities since inception. Our current operating plan, which includes our planting and harvesting activities, indicates that we will continue to incur losses from operations and generate negative cash flows from operating activities. In addition, debt service requirements and our plans to continue investing in the build-out and start-up of future CEA facilities, including AppHarvest Berea, AppHarvest Richmond and AppHarvest Somerset, will have an adverse impact on liquidity. The impact of these events and conditions on our liquidity raise substantial doubt about our ability to continue as a going concern.

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

We will need to raise additional funds in order to operate our business, meet obligations as they become due and continue the ongoing construction, build-out and start-up of our CEA facilities. In December 2022, we entered into the Sale-Leaseback Transaction with Mastronardi Berea LLC, pursuant to which we sold 40 acres of land located in Berea, Kentucky and AppHarvest Berea situated thereon. In February 2023, we raised $43.0 million in the Public Offering.

We are currently exploring additional financing alternatives, including but not limited to additional sale-leaseback transactions related to our other CEA facilities, third-party equity or debt financing, or other sources, such as strategic relationships or other transactions with third parties, that may or may not include business combination transactions. However, financing may not be available to us in the necessary time frame, in amounts that we require, on terms that are acceptable to us, or at all. If we are unable to raise the necessary funds when needed, it may materially and adversely impact our ability to execute on our operating plans, the operation of our current CEA facilities and the construction, build-out and start-up of our CEA facilities could be delayed, scaled back, or abandoned. If we become unable to continue as a going concern, we may have to dispose of assets and might realize significantly less than the values at which they are carried on our consolidated financial statements. These actions may cause our stockholders to lose all or part of their investment in our Common Stock. In light of higher expenses experienced in the first quarter of 2023 related to deposits into the designated reserve account as required by the March 31, 2023, amendment to the Rabo Loan, increased professional fees, and lower revenue from strawberries and higher expenses expected in the second quarter of 2023 related to additional deposits into the Rabo reserve account, increased capital expenditures and to lost revenues as a result of the mitigation and replanting efforts we are undertaking at AppHarvest Berea, we currently estimate that in the absence of additional sources of financing, our existing cash and cash equivalents will only allow us to continue our planned operations into the third quarter of 2023.

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

We are focused on providing quality domestic supplies of fresh fruits and vegetables by building large-scale CEA facilities in Appalachia, where we are within a day’s drive to nearly 70% of the U.S. population. We primarily grow three varieties of tomatoes at AppHarvest Morehead — beefsteak tomatoes, tomatoes on the vine and snacking tomatoes. We grow salad greens at AppHarvest Berea and strawberries, alternating with cucumbers, at AppHarvest Somerset. We expect to expand to other tomato varieties and other fruits and vegetables such as peppers, in the future at other facilities. As such, we are subject to the risks inherent in an agricultural business, such as insects, plant and seed diseases and similar agricultural risks, which may include crop losses, for which we are not insured; production of non-saleable products; and rejection of products for quality or other reasons, all of which may materially affect our operational and financial performance. Although our produce is grown in climate-controlled indoor farms s, there can be no assurance that natural elements will not impact the production of these products. In particular, plant diseases, such as root rot or tomato brown rugose fruit virus (“ToBRFV”), or pest infestations, such as whiteflies, aphids, thrips, or mites, can destroy all or a significant portion of our produce and could eliminate or significantly reduce production until we are able to disinfect the farm and grow replacement tomatoes or other vegetables and fruits. ToBRFV is a virus affecting tomatoes, peppers and possibly other plants. Seed and transplant production are the most critical areas to identify the virus as contamination creates the risk of spreading to hundreds, if not thousands, of plants. ToBRFV can be transmitted mechanically and spread between plants or on contaminated tools, clothes or hands and mitigation efforts could require a complete facility clean out, including multiple sanitations with disinfectants known to be effective on ToBRFV. Although ToBRFV does not have any human health implications, it may lead to reduced crop quality, ending a crop cycle early or clearing out a portion of a CEA facility or its entirety. In addition, shipments of tomato crops across the U.S.-Canada border may encounter additional inspections due to ToBRFV, and potentially infected crops may be denied entry.

Although we have taken, and continue to take, proactive precautions to guard against crop diseases, pests, and contamination (including Salmonella, E. coli and Listeria monocytogenes), including robust food safety protocols and comprehensive testing, these extensive efforts may not be sufficient. For example, in June 2021, and during the course of the fourth quarter of 2021, we experienced outbreaks of various pests and disease on certain of our plants and during the second quarter of 2022, we observed pest-damaged tomatoes on the vine and active pests. Also, during the fourth quarter of 2022 we observed pest-damaged strawberries and active pests. In response, we undertook several mitigation efforts, including the removal of plants, a shortening of the growing period of plants that were or may have been affected, and modifications to operational practices to eliminate or greatly reduce potential transmission vectors. These efforts adversely affected yields for the 2021-2022 growing season at AppHarvest Morehead and the 2022-2023 growing season at our Somerset facility, including shorter-than -expected growing seasons. In April 2023, in the course of conducting our routine food safety testing, we discovered during a preharvest inspection the presence of Listeria monocytogenes, an organism which can cause serious health issues, in a production area at AppHarvest Berea. We voluntarily suspended operations at AppHarvest Berea beginning April 17, 2023, and undertook, and are continuing to undertake, several mitigation efforts including removal of the plants from AppHarvest Berea, a thorough cleaning and disinfection of the farm, thorough testing to validate the cleaning and sanitation process, and replacement of plants. As a result of our proactive testing, effective protocols, and decisive actions, no implicated product was shipped. We expect these mitigation efforts to affect yields for the second quarter 2023. Diseases and pests can also enter CEA facilities from outside sources over which we have limited or no control. Diseases and pests can be inadvertently brought in by employees and/or independent contractors, from seed and propagation vendors and from the trucks that transport supplies to the farm. Once a disease or pest is introduced, it is necessary to quickly identify the problem and take remedial action to preserve the growing season. Failure to identify and remediate any diseases or pests in a timely manner could cause the loss of all or a portion of our crop and result in substantial time and resources to resume operations, as well as have a negative impact on our reputation. Crop losses caused by these agricultural risks have and could continue to negatively and materially impact our business, prospects, financial condition, results of operations and cash flows.

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

Any damage to or problems with AppHarvest Morehead, AppHarvest Berea, AppHarvest Somerset, AppHarvest Richmond, or any other CEA facilities we build or use in the future, including defective construction, repairs, or maintenance, could have an adverse impact on our operations and business. We face risks including, but not limited to:

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

•Water Supply. Our facilities are designed to irrigate our plants with rainwater, collected in each site’s retention pond, which eliminates the need for city water or well water. The pond is designed to be constantly aerated with nanobubble technology, which combats harmful algae blooms and cyanotoxins. Once rainwater is pumped into the facility from the pond, it enters a closed-loop irrigation system. The water is processed through a sand filter and then sanitized with UV light. This destroys viruses, bacteria and protozoa without the use of chemicals and with no unwanted disinfection by-products. Despite these precautions, there remains risk of contamination to our water supply from outside sources. Any contamination of the water in the retention pond could require significant resources to correct and could result in damage or interruption to our growing season.

•Energy Costs or Interruption. Although we first turn to sunlight to grow our plants, which requires less energy per plant than indoor warehouse farms, we do supplement the light our plants receive with LED lighting and high-pressure sodium lighting, which makes us vulnerable to rising energy costs. We have generators to maintain energy supply in the case of an outage, but these generators would not be able to power the facility for any prolonged period of time and therefore outages could result in reduced crop yield. Rising or volatile energy costs may adversely impact our business, and our operations could be significantly affected by a prolonged power outage.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages and disruptions, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in supply chain disruptions related to the construction of our AppHarvest Berea and AppHarvest Richmond, and caused delays in the completion of AppHarvest Berea, and a phased opening at AppHarvest Richmond. Further, the COVID-19 pandemic, resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, or do not improve, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products.

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

•Consumer Preferences. We currently produce primarily beefsteak tomatoes, tomatoes on the vine, and snacking tomatoes. Although tomatoes are the second most popular fresh market vegetable per capita in the U.S., with per capita consumption increasing significantly in the past 40 years, there is no guarantee that tomatoes will continue to garner this popularity, that consumers will prefer the varieties of tomatoes grown by us, or that we will be successful in capturing a sufficient market share. If we are able to expand our product offerings to include other vegetables and fruits, such as peppers, and expand our production of salad greens, strawberries, and cucumbers we will similarly be impacted by consumer preferences for such vegetables and fruits.

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

•New Product Lines. We aspire to develop a leading fruit and vegetable brand widely known for its sustainable practices. We plan to leverage our strong mission to build an iconic brand recognized and revered by a loyal customer base that values a sustainable homegrown food supplier. We successfully launched and sold out our first value-added product, salsa, in 2021, and we expect to leverage this platform as we continue to refine and grow our value-added products strategy in the future, depending on the availability of financing on acceptable terms. We have paused the sale and development of our salsa and other products in 2022. The four farms that are operational in 2023 should provide us a significantly larger volume of produce from which to derive value-added and direct-to-consumer products when expected sales and development resume. Accordingly, we plan to spend time and resources developing capacity for larger-scale production that we believe will enable us to secure financing and permit us to relaunch our value-added products at a larger scale in the future.

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

We build CEA facilities that are dependent on a number of key inputs and their related costs including materials such as steel and glass and other supplies, as well as electricity and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition and operating results. We have entered into a direct contractual relationship with Dalsem for the construction of AppHarvest Richmond and AppHarvest Berea. We have also entered into a direct contractual relationship with Havecon for the construction of our Somerset facility. If Dalsem or Havecon encounter unexpected costs, delays or other problems in building these CEA facilities, our financial position and ability to execute on our growth strategy could be negatively affected. In addition, from time to time, our construction partners may place mechanics’ liens on our properties under construction, the effect of which is to secure a contractor’s right to payment of past due amounts by using our real property as collateral for such amounts. As of the date of this Quarterly Report, Dalsem has filed a mechanics lien on AppHarvest Richmond in the amount of approximately $14 million, of which we are contesting a portion. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.

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

The COVID-19 pandemic continues to impact worldwide economic activity, and the governments of some countries, states, cities and other geographic regions have taken preventative or protective actions in response, such as closures or other restrictions on the conduct of business operations of manufacturers, suppliers and vendors, which, combined with geopolitical tensions, are creating disruption in global supply chains. The increased global demand on shipping and transport services has and may cause us to experience delays in the future, which could impact our ability to obtain materials or build our greenhouses in a timely manner. For example, the COVID-19 pandemic resulted in supply chain disruptions related to the construction of AppHarvest Berea and AppHarvest Richmond, and we are currently assessing any long-term effects on our ability to build our greenhouses in a timely manner. These factors could otherwise disrupt our operations and could negatively impact our business, financial condition and results of operations.

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

Demand for our current and expected future products, which include tomatoes, strawberries, peppers, cucumbers, other vine produce, and salad greens is subject to seasonal fluctuations and may adversely impact our results of operations in certain quarters.

Demand for our current and expected future products, which include tomatoes, strawberries, peppers, cucumbers, other vine produce, and salad greens fluctuates and tends to be greater during the summer months. As a result, comparisons of our sales and operating results between different quarters within a single fiscal year may not necessarily be meaningful comparisons. If we are not correct in predicting demand and planning our growing seasons accordingly, we may experience a supply and demand imbalance, which could adversely impact our results of operations.

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

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of net sales and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the useful lives of fixed assets, the valuation of instruments issued for financing and stock-based compensation, and income taxes, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our securities.

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

As of March 31, 2023 we had aggregate outstanding indebtedness of approximately $182.5 million million, of which approximately $3.8 million matures in 2023 and approximately $70.0 million matures in 2024. Our indebtedness could affect our operations in many ways, including:

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

Any acceleration of debt under the Equilibrium Loan or the Rabo Loan in connection with the Notice of Default we received would significantly and adversely affect our results of operations and financial condition.

On May 5, 2023, we received a Notice of Default from CEFF, an affiliate of Equilibrium, related to our borrowings under the Equilibrium Loan. The Notice of Default alleges certain defaults relating to increases in the construction budget and delays in construction made without CEFF’s approval, the existence of a mechanic’s lien, and alleged construction deficiencies. We plan on asserting several defenses to the claims in the Notice of Default. We believe that certain of the alleged defaults have no basis in the loan documents and/or rely on a mischaracterization of facts. Certain other alleged defaults are subject to cure periods and we plan on sending additional materials to CEFF to satisfy certain demands within the timeframe of such cure periods. An event of default under the Equilibrium Loan would entitle CEFF to exercise any of its rights and remedies in the Equilibrium Loan documents, including, inter alia, a demand for payment from the Company in its capacity as guarantor of the Equilibrium Loan, acceleration of the Equilibrium Loan and commencement for foreclosure proceedings on AppHarvest Richmond. The Notice of Default also contains a demand that we deposit an additional $15 million into a previously-established construction cost escrow account. Concurrent with the Notice of Default, CEFF also sent notice to the bank where such account is held asserting its right under a deposit account control agreement to block such account. As a result, further withdrawals from such account will require CEFF’s approval. The balance of the account as of March 31, 2023 was $5.3 million and is reflected in cash and cash equivalents on the condensed consolidated balance sheet. As of the date of the filing of this report, the balance in the account was $1.9 million. If the outstanding debt under the Equilibrium Loan were to be accelerated, we would be required to repay the entire principal balance of the loan on demand, plus other costs such as attorney’s fees, lender costs, and a prepayment premium. In addition, an event of default beyond the applicable notice and cure periods under the Equilibrium Loan would trigger a cross-default under the Rabo Loan which would entitle Rabo to exercise any of its rights and remedies under the Rabo Loan, including, inter alia, acceleration of the Rabo Loan and commencement for foreclosure proceedings on AppHarvest Morehead. If the outstanding debt under the Rabo Loan were to be accelerated, we would be required to repay the entire principal balance of the loan on demand, plus other costs such as attorney’s fees and lender costs. As of the date of this filing, we have not received notice from Rabo alleging a cross-default under the Rabo Loan. We are working with Equilibrium to come to a resolution, but we cannot guarantee a resolution on a timely basis, on favorable terms, or at all. If the amounts outstanding under the Equilibrium Loan or the Rabo Loan were to become immediately due and payable, we would need to take immediate further action to raise additional funds in the capital markets or otherwise to fund our obligations, and there is no guarantee that we would be able to successfully do so. Any acceleration of debt under the Equilibrium Loan or the Rabo Loan would have an immediate adverse effect on our ability to meet our working capital needs and our business and operating results.

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

On April 18, we received a letter from Nasdaq, notifying us that, for the previous 30 consecutive business day periods prior to the date of the letter, the closing bid price for our Common Stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we have been provided an initial period of 180 calendar days, or until October 16, 2023, to regain compliance with Nasdaq’s bid price requirement. If, at any time before October, 2023, the bid price for our Common Stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless Nasdaq staff exercised its discretion to extend this 10-day period pursuant to Nasdaq rules.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency or a combination of deficiencies in internal control over financial reporting that is less sever than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. We have identified a significant deficiency related to the preparation and calculation of our income tax provision for the three months ended March 31, 2023.

Failure to maintain effective internal control over financial reporting could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Material weaknesses or significant deficiencies could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses or significant deficiencies in our internal control.

The valuation of our Private Warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).

At March 31, 2023, there were 13,241,617 warrants to purchase Common Stock outstanding, consisting of 12,190,548 public warrants (“Public Warrants”) and 1,051,069 private warrants (“Private Warrants” and together with Public Warrants, “Warrants”). The Private Warrants are held by the Novus initial stockholders. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. As further outlined in the Notes to our consolidated financial statements, the Private Warrants are classified as a liability and remeasured at fair value at each reporting date. The change in fair value of our Private Warrants is the result of changes in stock price and the number of Warrants outstanding at each reporting period. The change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding Private Warrants issued in connection with Novus’s IPO. Significant changes in our stock price or number of Private Warrants outstanding may adversely affect our net income (loss) in our consolidated statements operations.

Concentration of ownership among our executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 31, 2023, our affiliates, executive officers, directors and their respective affiliates as a group beneficially owned approximately 13.5% of our outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, appointment and removal of officers, any amendment of the amended and restated certificate of incorporation and approval of mergers and other business combination transactions requiring stockholder approval, including proposed transactions that would result in our stockholders receiving a premium price for their shares and other significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Because our stock price has and will likely continue to be highly volatile, the market price for our Common Stock may be lower or more volatile than expected.

Our stock price has been highly volatile. From December 1, 2022 through March 31, 2023, the closing sale price of our Common Stock has been as low as $0.47 per share and as high as $2.64 per share. This extreme stock price volatility has been accompanied by extremely high trading volume in our Common Stock in comparison to historical experience. During this period, the average daily trading volume of our Common Stock has been approximately 3.2 million shares and on February 10, 2023, our trading volume exceeded 36.4 million shares.

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

From time to time, we may be party to various claims and litigation proceedings. For example, in September 2021, a putative securities class action complaint was filed against us and certain of our officers and in March and June 2022, derivative complaints were filed against our officers and directors. These cases are still pending. See Note 10 - Commitments and Contingencies of our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.

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

February 14, 2023, the Public Offering closed, and we issued and sold 46,000,000 shares of Common Stock. In addition, we have filed a registration statement on Form S-8 under the Securities Act registering the issuance of approximately 17.4 million shares of Common Stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements, exercise of options and settlement of restricted stock units.

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

As of March 31, 2023, we had 13,241,617 Warrants, 1,278,878 options, and 2,576,486 restricted stock units outstanding. The exercise of such Warrants or options, and the settlement of such restricted stock units, will result in dilution of your investment and could negatively impact the market price of our Common Stock.

On December 15, 2021, we entered into the Purchase Agreement with B. Riley Principal Capital pursuant to which B. Riley Principal Capital committed to purchase up to $100 million of our Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement. See Note 15 - Shareholders' Equity to our condensed consolidated financial statements for additional information. For the year-ended December 31, 2022, we sold 3,509,685 shares of our Common Stock under the Purchase Agreement. The shares of our Common Stock that were and may be issued under the Purchase Agreement were and may be sold by us to B. Riley Principal Capital at our discretion from time to time over an approximately 24-month commencing on the Commencement Date, as defined in the Purchase Agreement. We may ultimately decide to sell more or all, of the shares of our Common Stock that may be available for us to sell to B. Riley Principal Capital pursuant to the Purchase Agreement. The purchase price for the shares that we sold and may sell to B. Riley Principal Capital under the Purchase Agreement will fluctuate based on the price of our Common Stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our Common Stock to fall.

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

On August 3, 2022, we entered into the ATM Agreement with Cowen, pursuant to which we may offer and sell, from time to time, through Cowen, shares of Common Stock, having an aggregate offering price up to $100 million. See Note 14 - Shareholders' Equity for additional information.

In February 2023, in order to raise capital to fund the Company’s planned expenditures and meet its obligations, the Company completed an underwritten public offering (the “Public Offering”) of 46,000 shares of Common Stock at a public offering price of $1.00 per share and received approximately $43,038 in net proceeds, after deducting underwriting discounts and commissions of $2,400, and offering costs of $562.

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

We are required to assess our long-lived assets, principally property and equipment, for impairment if conditions indicate that an impairment may have occurred. As more fully described in our Annual Report on Form 10-K in Notes 2 and 7 to the consolidated financial statements, during 2022, we recorded impairment losses for certain long-lived assets. We evaluated our long-lived assets for recoverability after identifying indicators of impairment at December 31, 2022, and determined that certain assets were not recoverable and were impaired. As a result, the Company recognized a $50.1 million impairment loss at December 31, 2022, which is the amount by which the carrying value exceeded the fair value of these assets. This is in addition to the $1.1 million impairment related to the restructuring of Root AI as discussed in Note 4 – Restructuring in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit			Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of AppHarvest, Inc.	Form 8-K	001-39288	3.1	February 2, 2021
3.2	Amended and Restated Certificate of Bylaws of AppHarvest, Inc.	Form 8-K	001-39288	3.2	February 2, 2021
10.1	Second Addendum to Credit Agreement between AppHarvest Morehead Farm, LLC, and Rabo AgriFinance, LLC dated February 2, 2023.	Form 8-K	001-39288	10.1	February 3, 2023
10.2	Master Security Agreement between AppHarvest Morehead Farm, LLC, and Rabo AgriFinance, LLC dated February 2, 2023.	Form 8-K	001-39288	10.2	February 3, 2023
10.3	First Amendment to Master Credit Agreement between AppHarvest Morehead Farm, LLC, and Rabo AgriFinance, LLC dated March 31, 2023.	Form 8-K	001-39288	10.1	April 6, 2023
10.4	Amended Employment Agreement, dated February 20, 2023, by and between AppHarvest and Loren Eggleton.	Form 10-K	001-39288	10.40	March 15, 2023
10.5	Retention Bonus Agreement, dated February 20, 2023, by and between AppHarvest and Loren Eggleton.	Form 10-K	001-39288	10.41	March 15, 2023
10.6	Amended Retention Bonus, dated March 14, 2023, by and between AppHarvest and Loren Eggleton.	Form 10-K	001-39288	10.42	March 15, 2023
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

APPHARVEST, INC.
(Registrant)

Date: May 10, 2023	By:	/s/ Loren Eggleton
Loren Eggleton
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)